Form 10QSB
period 1996-03-31
INVITRO INTERNATIONAL /
filed 1996-05-10
CIK 872610

================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-QSB

[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:    March 31, 1996.

                        Commission File No. 0-19241


                           INVITRO INTERNATIONAL
- -----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

       California                                33-0149560
- ----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

16632 Millikan Avenue, Irvine, California                 92714
- ----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(714) 851-8356

                             (Not applicable)
- ----------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]       NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, without par value, outstanding as of April 30, 1996: 11,979,015 shares.

Transitional Small Business Disclosure Format (check one):
YES  [ ]       NO  [X]

================================================================

                           INVITRO INTERNATIONAL
                                   INDEX

                                                           Page
                                                           Number

Part I.  FINANCIAL INFORMATION ............................   3

Item 1.  Financial Statements:

           Balance Sheets at March 31, 1996
             and September 30, 1995 .......................   3

           Statements of Operations
             for the Three Months and Six Months
             ended March 31, 1996 and 1995 ................   5

           Statements of Cash Flows for the
             Six Months ended March 31, 1996
             and 1995 .....................................   6

           Statement of Changes in Shareholders' Equity
             for the Six Months ended March 31, 1996 ......   7

           Notes to Unaudited Financial Statements
             at March 31, 1996 ............................   8

Item 2.  Management's Discussion and Analysis or
             Plan of Operation:

           Management's Discussion and Analysis of
             Financial Condition and Results
             of Operations ................................. 10

Part II. Other Information ................................  14

           Item 5.  Other Information .....................  14

           Item 6.  Exhibits and Reports on Form 8-K ......  18

Signatures ................................................  18


                      PART I.  FINANCIAL INFORMATION

                           INVITRO INTERNATIONAL
                              BALANCE SHEETS

                                         March 31,  September 30,
                                           1996           1995
                                      ------------   ------------

ASSETS:

Current assets:
  Cash and cash equivalents.......... $ 1,239,000    $ 1,165,000
  Marketable securities..............         --         991,000
  Accounts receivable -- less
    allowance for doubtful accounts
    of $15,000 at March 31, 1996 and
    $15,000 at September 30, 1995 ...     188,000        190,000
  Inventories........................     170,000        192,000
  Prepaid expenses...................      62,000         68,000
                                      -----------    -----------
  Total Current Assets...............   1,659,000      2,606,000
                                      -----------    -----------

Furniture, equipment and
  leasehold improvements, at cost....   1,010,000      1,243,000
Less accumulated depreciation
  and amortization...................    (764,000)      (921,000)
                                      -----------    -----------
Net property and equipment...........     246,000        322,000
                                      -----------    -----------

Deposits and other assets............     208,000        225,000
                                      -----------    -----------

Total Assets......................... $ 2,113,000    $ 3,153,000
                                      ===========    ===========

              See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
                        BALANCE SHEETS (continued)

                                         March 31,  September 30,
                                           1996           1995
                                      ------------   ------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable................... $   147,000    $   179,000
  Accrued payroll and
    employee benefits................      92,000        102,000
  Other accrued liabilities..........      70,000         74,000
                                      -----------    -----------
Total current liabilities............     309,000        355,000
                                      -----------    -----------

Shareholders' Equity:
  Preferred stock, no par value;
    1,000,000 shares authorized,
      no shares issued or outstanding
  Common stock, no par value;
    40,000,000 shares authorized,
      11,969,682 shares issued
      and outstanding at
      March 31, 1996 and
      September 30, 1995 ............  23,864,000     23,864,000
  Accumulated deficit................ (22,119,000)   (21,129,000)
  Currency translation adjustment....      59,000         63,000
                                      -----------    -----------
Total shareholders' equity...........   1,804,000      2,798,000
                                      -----------    -----------

Total liabilities and
  shareholders' equity............... $ 2,113,000    $ 3,153,000
                                      ===========    ===========

              See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
                         STATEMENTS OF OPERATIONS

                                    Three Months ended         Six Months ended
                                         March 31,                 March 31,
                                 ------------------------   ----------------------
                                       1996         1995         1996         1995
                                 -----------  -----------   ----------   ----------

REVENUES ....................... $   260,000  $   214,000   $  485,000   $  543,000
                                 -----------  -----------   ----------   ----------

COSTS AND EXPENSES:
  Costs of revenues ............     167,000      127,000      333,000      332,000
  Selling, general and
    administrative expenses ....     493,000      600,000    1,037,000    1,287,000
  Research and development .....      73,000      214,000      143,000      410,000
                                 -----------  -----------   ----------   ----------
    Total costs and expenses ...     733,000      941,000    1,513,000    2,029,000
                                 -----------  -----------   ----------   ----------

Operating loss .................    (473,000)    (727,000)  (1,028,000)  (1,486,000)
                                 -----------  -----------   ----------   ----------

Nonoperating income (expense):
  Investment income ............       6,000       51,000       39,000      110,000
                                 -----------  -----------   ----------   ----------


Net loss ....................... $  (467,000) $  (676,000)  $ (989,000) $(1,376,000)
                                 ===========  ===========   ==========   ==========

Net loss per common share ......      $(0.04)      $(0.05)      $(0.08)      $(0.11)
                                 ===========  ===========   ==========   ==========
Weighted average
  common shares outstanding ....  11,969,682   11,969,682   11,969,682   11,969,682
                                 ===========  ===========   ==========   ==========


                See accompanying notes to financial statements.

                             INVITRO INTERNATIONAL
                            STATEMENTS OF CASH FLOWS

                                       Six Months ended March 31,
                                      ---------------------------
                                            1996           1995
                                      ------------   ------------
OPERATING ACTIVITIES:
Net loss ............................ $  (989,000)   $(1,376,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
   Depreciation and amortization ....      77,000        106,000
   Changes in operating assets
   and liabilities:
     Accounts receivable ............       2,000        123,000
     Inventories ....................      22,000         59,000
     Prepaid expenses and
       other assets .................      20,000          4,000
     Accounts payable and
       accrued expenses .............     (46,000)      (410,000)
                                      -----------    -----------
Net Cash Provided By (Used In)
   Operating Activities .............    (914,000)    (1,494,000)
                                      -----------    -----------
INVESTING ACTIVITIES:
Capital expenditures ................     (26,000)       (18,000)
Proceeds from marketable securities..     991,000
Proceeds from sale of equipment .....      40,000             --
Additions to capitalized patent costs     (13,000)       (21,000)
                                      -----------    -----------
Net Cash Provided By (Used In)
   Investing Activities .............     992,000        (39,000)
                                      -----------    -----------
FINANCING ACTIVITIES:
Net Cash Provided By (Used In)
   Financing Activities .............         --             --
                                      -----------    -----------
Effect of exchange rate changes
   on cash ..........................      (4,000)         6,000
                                      -----------    -----------
Net increase (decrease) in cash
   and cash equivalents .............      74,000     (1,527,000)
Cash and cash equivalents at
   beginning of period ..............   1,165,000      2,945,000
                                      -----------    -----------
Cash and cash equivalents at
   end of period .................... $ 1,239,000      1,418,000
                                      ===========    ===========
Supplemental disclosures
of cash flow information:
   Cash paid during the period for:
      Interest ...................... $       --     $       --
      Income taxes .................. $       --     $     1,000
                                      ===========    ===========

                See accompanying notes to financial statements.

                             INVITRO INTERNATIONAL
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 1996

                                                        Currency       Total
                    Common stock        Accumulated   translation  Shareholders'
                 Shares      Amount       deficit      adjustment     Equity
              ----------  -----------  ------------    ----------  -----------
Balance at
September 30,
1995......... 11,969,682  $23,864,000  $(21,129,000)     $63,000   $2,798,000


Net loss for
the six
months ended
March 31,
1996.........                              (989,000)                 (989,000)

Currency
translation
adjustments..                                             (4,000)      (4,000)
              ----------  -----------  ------------    ----------  ----------

Balance at
March 31,
1996......... 11,969,682  $23,864,000  $(22,119,000)     $59,000   $1,804,000
              ==========  ===========  ============    ==========  ==========


                See accompanying notes to financial statements.

                             INVITRO INTERNATIONAL
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 1 --  INTERIM FINANCIAL INFORMATION.

     The accompanying unaudited financial statements of InVitro International, a California corporation (the "Company") at
March 31, 1996, and for the three months and six months periods ended March 31, 1996 and 1995 have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission. Such unaudited financial statements, in the opinion of the Company's management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules. Reference is made to Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 for a summary of significant accounting policies utilized by the Company. It is suggested that the financial statements at March 31, 1996 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     Results of operations for the three months and six months ended March 31, 1996 and 1995 may not necessarily be indicative of results for the full fiscal year.

NOTE 2 --  CASH EQUIVALENTS

     Cash equivalents consist of money market fund accounts and all other highly liquid investments with a maturity of 90 days or less when purchased.

NOTE 3 --  MARKETABLE SECURITIES

     Marketable securities at September 30, 1995 were comprised of U.S. government and investment grade corporate obligations rated "A" or better, each of which had a maturity of 18 months or less when purchased. These securities are stated at cost, which approximated market at the statement date.

NOTE 4 --  INVENTORIES

     Inventories consist of the following at March 31, 1996 and September 30, 1995:

                                         March 31,  September 30,
                                            1996           1995
                                      ------------   ------------
   Raw materials and work-in-process  $    66,000    $    81,000
   Finished goods                         104,000        111,000
                                      ------------   ------------
                                      $   170,000    $   192,000
                                      ============   ============

NOTE 5 --  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture, equipment and leasehold improvements consist of the following at March 31, 1996 and September 30, 1995:

                                         March 31,  September 30,
                                            1996           1995
                                      ------------   ------------
   Furniture and equipment            $   804,000    $ 1,037,000
   Leasehold improvements                 206,000        206,000
                                      ------------   ------------
                                        1,010,000      1,243,000
   Less accumulated depreciation         (764,000)      (921,000)
                                      ------------   ------------
                                      $   246,000    $   322,000
                                      ============   ============

     In December 1995, the Company sold a large capacity freeze dryer for $40,000 which had been used by the Company to manufacture reagent powder for certain of its test kits. The Company has subcontracted with the purchaser of the freeze dryer to supply the Company's future
requirements for reagent materials.   The Company recorded a provision
of $145,000 in September 1995 to write this equipment down to its net realizable value and to reserve for the estimated disposal costs.

NOTE 6 --  EARNINGS PER SHARE

     Net income (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the periods presented. No effect has been given to exercise of common stock purchase warrants or stock options since the effect would be antidilutive.

                             INVITRO INTERNATIONAL
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     REVENUES: For the six months ended March 31, 1996 (the "1996 Period"), revenues were $485,000, a decrease of approximately 10.7% compared to revenues of $543,000 in the six months ended March 31,
1995 (the "1995 Period").   Higher revenues in the 1995 Period were
due in part to $41,000 in revenues realized in the prior 1995 Period under a nonrecurring consulting contract. Other revenue changes in the 1996 Period, compared to the 1995 Period, included declines of $13,000 in sales of CORROSITEX (R) test kits and $126,000 in sales of EYTEX (R) and SKINTEX (TM) dermal and ocular irritation test kits, partially offset by $71,000 in sales of the Company's newly configured IRRITECTION (TM) Assay System for dermal and ocular irritation and a $52,000 increase in laboratory services revenues.

     Revenues of $260,000 for the three months ended March 31, 1996 reflect an increase of $35,000, or 15.6%, compared to $225,000 in revenues for the immediately preceding fiscal quarter ended December 31, 1995 and an increase of $46,000, or 21.5%, compared to $214,000 in revenues for the three months ended March 31, 1995. The Company's management believes that adverse sales trends experienced in prior periods have been reversed as discussed in more detail below.

     The Company has encountered difficulty in increasing sales of CORROSITEX test kits to determine Packing Group classification of corrosive substances because of a continuing high level of industry noncompliance with U.S. Department of Transportation Packing Group regulations. The Company also believes that certain CORROSITEX customers previously purchased the product to satisfy a one-time testing need, and have not made repeat purchases because they do not have ongoing testing requirements. However, the Company anticipates that sales of CORROSITEX will benefit in the future by a proposed addition to the U.S. Environmental Protection Agency ("EPA") manual of solid waste test methods, which lists CORROSITEX as a method of characterizing dermal corrosivity (EPA Publication SW-846, Method
1120). Management anticipates that EPA Method 1120 will lead to more routine use of CORROSITEX than has been previously realized.

     During April 1996, the Company entered into agreements with five companies that will represent the Company in Europe for its IRRITECTION Assay System for dermal and ocular irritation and CORROSITEX tests to determine Packing Group classification. Vel N.V., a unit of Merck & Co., will distribute these products in Belgium and Luxembourg; Transia Gmbh Industriediagnostika will represent the Company's products in Germany; Tecal Quimica will represent the Company in Spain; Argo Prodotti Chimici will distribute products in Italy; and G&S Pharmaceutical Consultants will handle the Company's products in Switzerland.

     On March 11, 1996, the Company entered into an exclusive distributorship agreement to market the Guardian-DNA (TM) identification system supplied by Miragen Inc., Irvine, California, to hospitals, birthing and other institutional obstetric markets. Guardian DNA is a unique system for DNA identification of humans consisting of a DNA sample acquisition kit, annually updated emergency information package, a child safety video tape and a mailer for a precoded sample tube. If there is a need for identification after notification by a law enforcement agency, DNA tests may be performed on the stored sample and a current sample to determine if there is a positive identification. One primary advantage of the Guardian DNA system is a significant reduction in the cost of performing a DNA profile on each sample. The Company expects to launch test marketing of the Guardian DNA system in selected beta site hospitals in the U.S. during June and July 1996, followed by full marketing launch in major metropolitan area hospitals. See also Item 5 in Part II of this Report.

     COSTS OF GOODS SOLD:   Cost of revenues for the 1996 Period were
$333,000, or approximately 68.7% of sales, compared to $332,000, or 61.1% of sales, for the 1995 Period, resulting in gross profit margins of 31.3% for the 1996 Period compared to 38.9% in the 1995 Period.
The decline in gross profit margin in the 1996 Period resulted primarily from a combination of the absence of revenues realized in the prior 1995 Period under a nonrecurring consulting contract and fixed manufacturing costs that were largely unabsorbed due to lower revenues. Gross margins are expected to remain at or near present levels until sales growth necessary to absorb fixed costs is attained, as to which there can be no assurance.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,037,000 in the 1996 Period, a reduction of approximately $250,000 compared to $1,287,000 in selling, general and administrative expenses for the 1995 Period. This decrease is primarily due to lower marketing expenses and a reduction in administrative staff in the 1996 Period compared to the 1995 Period as a result of management's continuing program to eliminate all nonessential costs and expenses. The Company anticipates selling expenses will increase in the second half of the current fiscal year ending September 30, 1996, primarily in support of the marketing launch of the Guardian DNA product line discussed above.

     RESEARCH AND DEVELOPMENT.   Research and development expenses for
the 1996 Period were $143,000, a $267,000 decrease from $410,000 in research and development expenses for the 1995 Period. This decline is primarily attributable to reductions in personnel and decreased expenditures for research materials and supplies. During February 1996, the Company announced the formation of strategic development alliances with Celsis International and Tanks Inc. The alliance with Celsis will assess the effectiveness of the Company's Irritection assay system in markets for animal testing, and the Tanks Inc. alliance will assess the effectiveness of the CORROSITEX system in conjunction with Tanks' Barrier product in petrochemical and other corrosion removal markets. As discussed above, the Company also acquired exclusive distribution rights to the Guardian DNA product for
specified market applications.   These agreements collectively offer
the potential of expanding the Company's markets without adding significant expense to Company funded research and development.

     OTHER INCOME.   Investment income was $39,000 in the 1996 Period,
a decline of $71,000 compared to the 1995 Period.   The decrease in
investment income was primarily attributable to a lower amount of average invested funds during the 1995 Period compared to the prior 1995 Period and secondarily to lower yields on interest-bearing investments.

     NET LOSS.   The Company s net losses of $989,000 for the 1996
Period declined by approximately $387,000 compared to net losses of $1,376,000 for the 1995 Period, notwithstanding lower revenues. The net loss of $467,000 for the three months ended March 31, 1996 also reflects a reduction in loss compared to $522,000 in net loss for the immediately preceding quarter ended December 31, 1995 and the $676,000 in net loss for the three months ended March 31, 1995. Net loss reductions are primarily attributable to reductions in selling, general and administrative expenses and research and development expenses discussed above.

     Management anticipates that the Company will continue to incur losses at this or a lower rate for the immediate near term due to the Company's current level of fixed expenses for manufacturing overhead and selling, general and administrative expenses. Losses are expected to continue until such time as sales increase to a level necessary to absorb fixed costs. No assurances can be given as to whether or when sales increases may be achieved. Sales increases will be dependent in part upon expanding use of the Company's products and services by customers and in part upon sales and marketing of new products by the Company.

     Although there can be no assurance of future growth in revenues or profitability, the Company's management anticipates that a successful launch of the Guardian DNA product line, combined with gradual anticipated growth in its core IRRITECTION and CORROSITEX assay systems, will lead to a turn-around in financial performance and significant progress toward management's goal of attaining a profitable level of operations by the end of calendar 1996. If successful, the Company's early market research indicates that its market launch of Guardian DNA during the balance of calendar 1996 will expose the Guardian DNA system to nearly 25% of expectant mothers in the United States.

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's principal capital requirements include working capital to finance sales and marketing activities, other general and administrative expenses and product development. The Company has no significant pending commitments for capital expenditures, and capital equipment additions are not expected to be material in amount for the foreseeable future.

     At March 31, 1996, the Company's cash and marketable securities totalled $1,239,000 and its working capital was $1,305,000. During the six months ended March 31, 1996, the Company's cash and marketable securities decreased by $917,000, due primarily to cash outflows used by operating activities of $914,000, partially offset by proceeds from the sale of equipment of $40,000.

     Management is actively pursuing strategies to increase the Company's sales volume and reduce its negative cash flow. Based on currently planned activities and assuming reasonable revenue increases, management believes that its cash and marketable securities at March 31, 1996 are sufficient to fund the Company's operations for at least the next 12 months.

     The Company is also negotiating to raise additional capital through the sale of common equity or convertible securities. Although negotiations currently in process appear promising, there can be no assurance the Company will be successful in efforts to raise additional capital.

TAX LOSS AND CREDIT CARRYFORWARDS:

     The Company had federal and state net operating loss carryforwards at September 30, 1995 of approximately $17,600,000 and $9,000,000, respectively, and research and development tax credits of approximately $323,000 for federal income tax purposes. The federal and state operating loss carryforwards begin to expire in 2000 and 1999, respectively. Additionally, due to ownership changes which occurred during fiscal 1991 and 1993, the utilization of approximately $8,000,000 of federal net operating loss carryforwards is subject to annual limitations in future periods. The research and development tax credits begin to expire in 2006.

                          PART II -- OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

     DISTRIBUTORSHIP AGREEMENT WITH MIRAGEN INC.

     On March 11, 1996, the Company entered into an exclusive
Distributorship Agreement to market the Guardian-DNA (TM) identification system supplied by Miragen Inc., Irvine, California, to hospitals, birthing and other institutional obstetric markets.

     Guardian DNA is a unique system for DNA identification of humans consisting of a DNA sample acquisition kit, annually updated emergency information package, a child safety video tape and a mailer for a precoded sample tube. A DNA sample is extracted from the inside of a child's mouth with a cotton swab and placed in the pre-coded tube.
The tube with the sample is then stored by Miragen in a preservative solution for up to 16 years. Anonymity of the sample is ensured because no names or social security numbers are used. The child's parents retain the matching code number. If there is a need for an identification after notification by a law enforcement agency, a DNA test may be performed to determine if there is a positive identification. Guardian DNA is a trademark of Miragen Inc. One primary advantage of the Guardian DNA system is a significant reduction in the cost of performing a DNA profile on each sample.

     The Company expects to launch test marketing of the Guardian DNA system in selected beta site hospitals in the U.S. during June and July 1996, followed by full marketing launch in major metropolitan area hospitals. If successful, the Company's early market research indicates that its market launch of Guardian DNA during the balance of calendar 1996 will expose the Guardian DNA system to nearly 25% of expectant mothers in the United States. There are approximately 4 million births annually in the U.S., and the Company's research to date indicates that Guardian DNA will appeal to a majority of new mothers.

     The Company holds exclusive distribution rights for marketing Guardian DNA products to institutional obstetric markets in the U.S. and abroad for an initial three year term, renewable annually thereafter. To maintain exclusive marketing rights under the Distributorship Agreement, the Company is required to attain minimum purchase quotas in various periods during the term of the agreement, ranging from 3,333 units per month during the initial six months up to 50,000 units per month in the last six months of the third year.

     Two of the Company's officers, directors and shareholders, Messrs. Irwin J. Gruverman and William M. Curtis, are also officers, directors and shareholders of Miragen Inc., which was founded in March 1993. Messrs. Gruverman and Curtis both abstained from participating in the negotiation of the Company's Distributorship Agreement with Miragen Inc., and the agreement was approved by all disinterested members of the Company's Board of Directors.

     CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
     PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
     1995

     InVitro International desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of
1995 (the "Act").   The Act became law in late December 1995 and,
except for the Congressional Conference Report, no official interpretation of the Act's provisions have been published. Many of the following factors have been discussed in previous filings of the Company with the Securities and Exchange Commission ("SEC"). The Company sets forth the following important risk factors that could cause the Company's actual results to differ materially from results projected in forward looking statements made by, or on behalf of, the Company, if any:

     An investment in the securities of the Company is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot afford the loss of his or her investment.
Investors should carefully consider the following risk factors associated with an investment in the Company's securities.

     LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT AND OPERATING
LOSSES.   The Company commenced operations in September 1985, was
engaged primarily in research and development until 1989 and accordingly has a limited operating history. The Company has incurred substantial losses from operations since inception and has not been profitable during the last five years, resulting in an accumulated deficit of $22,119,000 at March 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements elsewhere in this Report and in prior filings with the SEC. Results of operations in the future will be influenced by numerous factors, including market acceptance of the Company's products, the ability of the Company to develop and manage the introduction of new products, competition, and the ability of the Company to control costs. There can be no assurance that revenue growth or profitability on a quarterly or annual basis will be attained. The Company therefore is subject to all the risks incident to the creation of a new business and a limited history of operations including, among others, the possibility of unforeseen expenses, difficulties, complications and delays.

     FUTURE CAPITAL REQUIREMENTS. The Company's working capital was $1,305,000 at March 31, 1996, and management anticipates the Company may be required to seek additional equity financing in the future to sustain its operations. There can be no assurance the Company will be successful in efforts to raise additional capital.

     DEPENDENCE UPON KEY PERSONNEL. The Company is substantially dependent upon the active participation of its President and Chief Executive Officer, W. Richard Ulmer, and its Senior Vice President, Dennis E. Chenoweth. If the Company were to lose the services of either of these individuals, the continuing and planned future operations of the Company might be materially adversely affected.

     UNCERTAINTY OF MARKET; LACK OF GOVERNMENTAL ACCEPTANCE. Market acceptance of new products and methodology, such as those represented by the Company's products, requires substantial time and effort and is subject to various risks. To date the Company has achieved revenues that are insufficient to cover its operating costs and expenses.
There can be no assurance that sales levels will be increased. A significant education effort and validation testing normally is required to convince prospective customers who utilize conventional animal testing that the Company's in vitro safety testing products are efficacious. Although the Company has received favorable indications in preliminary market research for the Guardian DNA system, this represents a new product introduction to the market and there can be no assurances of future sales levels.

          Various governmental agencies, such as the U.S. Food and Drug Administration ("FDA"), the U.S. Department of Transportation and the U.S. Environmental Protection Agency, rely upon the results of a multiple number of tests in order to determine the safety, labeling, transport and/or disposal of consumer and industrial products. The FDA has historically considered the conventional Draize rabbit test to be the most conclusive for evaluating ocular irritancy and conventional animal and human skin tests for evaluating skin irritancy. The Company has been advised by the FDA that products such as in vitro tests sold by the Company are not regulated by the FDA since the manufacturer itself is responsible for assuring and verifying the confidence of its testing methods. Although sale and use of the Company's products do not require pre-market approval by the FDA, acceptance of the Company's tests by regulatory agencies as an efficacious alternative to conventional animal testing could enhance the marketability of, and markets for, the Company's products. There can be no assurance that such acceptance by regulatory agencies can or will be attained for any one or more of the Company's tests or that the efficacy of the Company's testing alternatives will be preferred by customers to other forms of testing.

     CONFLICTS OF INTEREST.   The Company in the past has engaged in a
number of material transactions with its directors and executive officers and/or their affiliates, and may engage in such transactions in the future. All such transactions have been in the past, and will be in the future, approved by a majority of the Company's disinterested directors.

     TECHNOLOGICAL CHANGE AND INCREASED COMPETITION. Modern biotechnology has undergone, and continues to undergo, rapid and significant technological change. The Company's success will depend on its ability to maintain a competitive position with respect to its proprietary technology and to continue to attract and retain qualified personnel. There can be no assurance that future technological developments will not render products of the Company uneconomical or obsolete or that the Company will not be adversely affected by competition or by the future development of products by others.

     DEPENDENCE UPON SUPPLIERS AND SINGLE SOURCES OF SUPPLY. Certain components and materials used in the Company's safety testing products are purchased from single sources and the Guardian DNA system will be purchased solely from Miragen Inc. While the Company believes that components and materials for its safety testing products are available from alternate sources on reasonable terms, an interruption of supply of these components or of Guardian DNA products from Miragen Inc. could materially adversely affect the Company prospects.

     NO ASSURANCE AS TO PROTECTION OF PATENTS AND PROPRIETARY RIGHTS; RELIANCE ON TRADE SECRETS. The Company holds or is licensed under various U.S. patents covering certain features of its safety testing products and certain aspects of the Guardian DNA system is covered by patent rights of Miragen licensed for sales and marketing use by the Company. There can be no assurance that any issued patent will provide significant competitive advantages, or that challenges will not be instituted against the enforceability of patents owned or licensed by the Company. The cost of litigation to uphold the validity of a patent and prevent infringement can be substantial even if the Company prevails. In certain cases, the Company relies upon trade secrets to protect proprietary technology and formulations which it has developed or may develop in the future. There can be no assurance that secrecy obligations will be honored or that others have or will not independently develop similar or superior technology.

     UNDETERMINED EFFECT OF BLANK CHECK PREFERRED STOCK; POTENTIAL FOR SUBSTANTIAL DILUTION. The Company's articles of incorporation authorize the issuance of up to 40 million shares of common stock and up to one million shares of "blank check preferred stock" with such rights, preferences, privileges and limitations as may be determined from time to time by its board of directors. Accordingly, the Board has the power without prior shareholder approval to issue additional shares of common stock and/or one or more series of preferred stock with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and any other characteristics as the Board may deem necessary. Any such additional issuances of common stock and/or preferred stock may result in substantial and material dilution to existing holders of the Company's securities. In addition, the existence of a substantial amount of authorized and unissued common stock and blank check preferred stock could discourage, delay or prevent a takeover of the Company if any such transaction were to be proposed.

     RISK OF PRODUCT LIABILITY.   The testing, marketing and sale of
diagnostic products entails an inherent risk of product liability and there can be no assurance that product liability claims will not be asserted against the Company. Although the Company carries a $1,000,000 product liability insurance policy, there can be no assurance that it will be able to maintain the same or that any claims will not exceed the amount of such coverage. To the extent product liability claims exceed the amount of insurance coverage, if any, the Company may suffer adverse materials effects.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS:

Exhibit
Number     Description
- ------    ---------------------------------------------------
10.39 Distributorship Agreement dated March 11, 1996 between the Registrant and Miragen Inc.

27         Financial Data Schedule at March 31, 1996.


(b)   REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed during the quarter ended March
31, 1996.


                          SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 1996

INVITRO INTERNATIONAL
    (Registrant)

By: /s/ W. RICHARD ULMER
- -----------------------------
W. Richard Ulmer, President,
   Chief Executive Officer and
   Chief Financial Officer


By: /s/ KRISTINA PARKER
- -----------------------------
Kristina Parker,
  Chief Accounting Officer