Form 10QSB
period 1996-06-30
INVITRO INTERNATIONAL /
filed 1996-07-25
CIK 872610

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


[X] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:    June 30, 1996.
                               ------------------

                        Commission File No. 0-19241


                           INVITRO INTERNATIONAL
- ------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

       California                                            33-0149560
- ------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

16632 Millikan Avenue, Irvine, California                        92606
- ------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:       (714) 851-8356
                                                    --------------------------

         Former Zip Code was 92714, Address is otherwise unchanged
- ------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    YES  [X]       NO  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, without par value, outstanding as of July 23, 1996: 13,228,365 shares.

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

==============================================================================

                           INVITRO INTERNATIONAL
                                   INDEX

                                                                         Page
                                                                        Number

Part I.  FINANCIAL INFORMATION .........................................   3

Item 1.  Financial Statements:

           Balance Sheets at June 30, 1996 and September 30, 1995 ......   3

           Statements of Operations for the Three Months
             and Nine Months ended June 30, 1996 and 1995 ..............   5

           Statements of Cash Flows for the Nine Months
             ended June 30, 1996 and 1995 ..............................   6

           Statement of Changes in Shareholders' Equity for the
             Nine Months ended June 30, 1996 ...........................   7

           Notes to Unaudited Financial Statements at June 30, 1996 ....   8

Item 2.  Management's Discussion and Analysis or Plan of Operation:

           Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................  10

Part II. Other Information .............................................  14

           Item 5.  Other Events .......................................  14

           Item 6.  Exhibits and Reports on Form 8-K ...................  16

Signatures .............................................................  16


             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from future results or performance expressed or implied by such forward-looking statements. Such factors, include, among others: market acceptance of new technologies and products; the Company's dependence on a single supplier for a new product line; uncertainty of governmental regulations and the enforcement of regulations that may benefit the Company's products; availability of capital; dependence upon key personnel; risk of technological change; competition; risk of product liability; changes in business strategy or development plans; and other factors described in this Report or in the Company's prior filings with the Securities and Exchange Commission. (In addition to the Company's prior filings with the Securities and Exchange Commission, see Item 5 in Part II of this Report.)

                      PART I.  FINANCIAL INFORMATION

                           INVITRO INTERNATIONAL
                              BALANCE SHEETS

                                                  June 30,      September 30,
                                                    1996           1995
                                               -------------    -------------
ASSETS:

Current assets:

  Cash and cash equivalents .................  $  1,719,000     $  1,165,000

  Marketable securities .....................           --           991,000

  Accounts receivable - net of allowance
    for doubtful accounts of $15,000 at
    at June 30, 1996 and September 30, 1995 .       207,000          190,000

  Inventories ...............................       331,000          192,000

  Prepaid expenses ..........................        49,000           68,000
                                               ------------     ------------

      Total current assets ..................     2,306,000        2,606,000
                                               ------------     ------------

Furniture, equipment and
  leasehold improvements, at cost ...........     1,038,000        1,243,000

Less: accumulated depreciation
  and amortization ..........................      (793,000)        (921,000)
                                               ------------     ------------

      Net property and equipment ............       245,000          322,000
                                               ------------     ------------

Deposits and other assets ...................       190,000          225,000
                                               ------------     ------------

Total Assets ................................  $  2,741,000     $  3,153,000
                                               ============     ============


              See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
                        BALANCE SHEETS (continued)

                                                  June 30,      September 30,
                                                    1996           1995
                                               -------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:

  Accounts payable ..........................  $    207,000     $    179,000

  Accrued payroll and employee benefits .....        85,000          102,000

  Other accrued liabilities .................        70,000           74,000
                                               ------------     ------------

      Total current liabilities .............       362,000          355,000
                                               ------------     ------------

Shareholders' Equity:

  Preferred stock, no par value;
    1,000,000 shares authorized,
      no shares issued or outstanding .......           --               --

  Common stock, no par value;
    40,000,000 shares authorized,
      issued and outstanding,
      13,228,365 shares at June 30, 1996 and
      11,969,682 shares at September 30, 1995    24,782,000       23,864,000

  Accumulated deficit .......................   (22,460,000)     (21,129,000)

  Currency translation adjustment ...........        57,000           63,000
                                               ------------     ------------

      Total shareholders' equity ............     2,379,000        2,798,000
                                               ------------     ------------

Total Liabilities and Shareholders' Equity ..  $  2,741,000     $  3,153,000
                                               ============     ============


              See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
                         STATEMENTS OF OPERATIONS

                                    Three Months ended         Nine Months ended
                                          June 30,                   June 30,
                                --------------------------   -----------------------
                                       1996          1995         1996         1995
                                ------------   -----------   ----------   ----------

REVENUES ...................... $   327,000   $   263,000   $  812,000   $  806,000
                                -----------   -----------   ----------   ----------

COSTS AND EXPENSES:

  Costs of revenues ...........     178,000       197,000      511,000      529,000

  Selling, general and
    administrative expenses ...     478,000       644,000    1,515,000    1,931,000

  Research and development ....      28,000       104,000      171,000      514,000
                                -----------   -----------   ----------   ----------

    Total costs and expenses ..     684,000       945,000    2,197,000    2,974,000
                                -----------   -----------   ----------   ----------

Operating loss ................    (357,000)     (682,000)  (1,385,000)  (2,168,000)
                                -----------   -----------   ----------   ----------

Nonoperating income (expense):
  Investment income ...........      16,000        45,000       55,000      155,000
                                -----------   -----------   ----------   ----------


Net loss ...................... $  (341,000)  $  (637,000) $(1,330,000) $(2,013,000)
                                ===========   ===========   ==========   ==========

Net loss per common share ..... $     (0.03)  $     (0.06)  $    (0.11)  $    (0.17)
                                ===========   ===========   ==========   ==========
Weighted average
  common shares outstanding ...  12,372,922    11,969,682   12,103,605   11,969,682
                                ===========   ===========   ==========   ==========



                See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
                         STATEMENTS OF CASH FLOWS

                                                   Nine Months ended June 30,
                                                  ---------------------------
                                                        1996           1995
                                                  ------------   ------------
OPERATING ACTIVITIES:
Net loss .......................................  $(1,330,000)   $(2,013,000)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization .............      124,000        163,000
     Changes in operating assets
     and liabilities:
       Accounts receivable .....................      (17,000)       117,000
       Inventories .............................     (139,000)        64,000
       Prepaid expenses and other assets .......       42,000        (61,000)
       Accounts payable and accrued expenses ...        7,000       (375,000)
                                                  -----------    -----------
Net Cash Provided By (Used In)
   Operating Activities ........................   (1,313,000)    (2,105,000)
                                                  -----------    -----------
INVESTING ACTIVITIES:
Proceeds from marketable securities ............      991,000            --
Proceeds from sale of equipment ................       40,000            --
Capital expenditures ...........................      (63,000)       (22,000)
Additions to capitalized patent costs ..........      (13,000)       (49,000)
                                                  -----------    -----------
Net Cash Provided By (Used In)
   Investing Activities ........................      955,000        (71,000)
                                                  -----------    -----------
FINANCING ACTIVITIES:
Net proceeds from sale of common stock .........      918,000            --
                                                  -----------    -----------
Net Cash Provided By (Used In)
   Financing Activities ........................      918,000            --
                                                  -----------    -----------
Effect of foreign exchange rate
   changes on cash .............................       (6,000)         7,000
                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ........................      554,000     (2,169,000)
Cash and cash equivalents at
   beginning of period .........................    1,165,000      2,945,000
                                                  -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $ 1,719,000    $   776,000
                                                  ===========    ===========
Supplemental disclosures
of cash flow information:
   Cash paid during the period for:
      Interest .................................  $       --     $       --
      Income taxes .............................  $       --     $     1,000
                                                  ===========    ===========

              See accompanying notes to financial statements.

                             INVITRO INTERNATIONAL
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 1996

                        Common Stock                        Currency       Total
                  -----------------------   Accumulated   translation  Shareholders'
                     Shares      Amount       deficit     adjustments     Equity
                  ----------  -----------  ------------   -----------  ------------
Balance at
September 30,
1995 ...........  11,969,682  $23,864,000  $(21,129,000)     $63,000   $2,798,000

Exercise of
stock
options ........       9,333        9,000            --           --        9,000

Common stock
issued for cash
in private
placements .....   1,249,350      909,000            --           --      909,000

Net loss for
the nine
months ended
June 30, 1996 ..          --           --    (1,330,000)          --   (1,330,000)

Currency
translation
adjustments ....          --           --            --       (6,000)      (6,000)

Rounding
adjustments ....          --           --        (1,000)          --       (1,000)
                  ----------  -----------  ------------    ----------  ----------

Balance at
June 30, 1996 ..  13,228,365  $24,782,000  $(22,460,000)     $57,000   $2,379,000
                  ==========  ===========  ============    ==========  ==========


                See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               JUNE 30, 1996

NOTE 1 --  INTERIM FINANCIAL INFORMATION

      The accompanying unaudited financial statements of InVitro International, a California corporation (the "Company" or "InVitro") at June 30, 1996, and for the three months and nine months periods ended June 30, 1996 and 1995 have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the "Commission"). In the opinion of the Company's management, such unaudited financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules. Reference is made to Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 for a summary of significant accounting policies utilized by the Company. It is suggested that the financial statements at June 30, 1996 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

      Results of operations for the three months and nine months ended June 30, 1996 and 1995 may not necessarily be indicative of results for the full fiscal year.

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

NOTE 4 --  INVENTORIES

      Inventories consist of the following at June 30, 1996 and September 30, 1995:

                                                June 30,    September 30,
                                                   1996           1995
                                             ------------   ------------
  Raw materials and work-in-process.......   $    59,000    $    81,000
  Finished goods .........................       272,000        111,000
                                             -----------    -----------
                                             $   331,000    $   192,000
                                             ===========    ===========

      During the nine months ended June 30, 1996, the Company's inventories increased primarily as the result of a $131,000 increase in Guardian DNA finished goods resulting from an initial stocking order to support the market launch of this product line in late June and early July 1996.

NOTE 5 --  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Furniture, equipment and leasehold improvements consist of the following at June 30, 1996 and September 30, 1995:

                                                June 30,    September 30,
                                                   1996           1995
                                             ------------   ------------
  Furniture and equipment .................. $   832,000    $ 1,037,000
  Leasehold improvements ...................     206,000        206,000
                                             -----------    -----------
                                               1,038,000      1,243,000
  Less accumulated depreciation ............    (793,000)      (921,000)
                                             -----------    -----------
                                             $   245,000    $   322,000
                                             ===========    ===========

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

NOTE 6 --  EARNINGS PER SHARE

      Net income (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding during the periods presented. No effect has been given to the exercise of common stock purchase warrants or stock options since the effect would be antidilutive.

                           INVITRO INTERNATIONAL
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

      REVENUES: For the nine months ended June 30, 1996 (the "1996 Period"), revenues were $812,000, an increase of approximately 1% compared to revenues of $806,000 in the nine months ended June 30, 1995 (the "1995 Period"). Revenues in the prior 1995 Period benefitted in part from $44,000 received under a nonrecurring consulting contract. Therefore, revenues from recurring sales of InVitro's proprietary safety testing kits and related internal laboratory testing services increased by 6.6% in the 1996 Period compared to the 1995 Period. As noted below, revenues in the quarter ended June 30, 1996 reversed declining sales trends previously experienced by InVitro. Apart from the absence of nonrecurring consulting services received in the prior 1995 Period, revenue changes in the 1996 Period compared to the 1995 Period were attributable to (i) $109,000 in sales of the Company's newly configured IRRITECTION(TM) Assay System for dermal and ocular irritation and a $93,000 increase in laboratory services, offset by a $161,000 decline in sales of EYTEX(R) and SKINTEX(TM) dermal and ocular irritation test kits replaced by the IRRITECTION Assay System; (ii) a $5,000 increase in sales of CORROSITEX(R) test kits; and (iii) a $4,000 increase in other revenues.

      Revenues of $327,000 for the three months ended June 30, 1996 reflect
(i) an increase of $67,000, or 25.8%, compared to $260,000 in revenues for the immediately preceding fiscal quarter ended March 31, 1996, and (ii) an increase of $64,000, or 24.3%, compared to $263,000 in revenues for the three months ended June 30, 1995 in the prior year. The Company's management believes that these improved sales, compared to both the prior year's comparable quarter and the immediately preceding quarter of the current fiscal year, reflect the beginning of a reversal in previously experienced adverse sales trends for reasons discussed in more detail below.

      To take advantage of its internal sales force and distribution capabilities, on March 11, 1996 the Company entered into an exclusive distributorship agreement to market the Guardian-DNA(TM)* child identification system to hospitals, birthing and other institutional obstetric markets. Guardian DNA, supplied by Miragen Inc. of Irvine, California, is a unique system for identification of humans consisting of a DNA sample acquisition kit, a regularly updated infant/child passport, a child safety video tape and a prepaid mailer for a precoded sample tube. If there is a need for identification after notification by a law enforcement agency, DNA tests may be performed on the stored sample and a current sample to determine if there is a positive identification. One primary advantage of the Guardian DNA system is that it significantly reduces the cost of performing a DNA profile on each sample. The Company began test marketing the Guardian DNA system in selected U.S. beta sites commencing in late June and early July 1996, which will be followed by a full marketing launch in major metropolitan areas later in the fourth quarter ending September 30, 1996. Revenues for the quarter ended June 30, 1996 included initial unbudgeted Guardian DNA sales of $1,000, and management anticipates that this product line will add significant revenues in future quarters.

      The Company recognized in 1995 that sales of the Company's EYTEX and SKINTEX dermal and ocular irritation test kits experienced declining sales in 1994 and 1995. Therefore, InVitro reformatted these tests into a newly configured IRRITECTION Assay System, which included an automated plate reader system, and also started to emphasize use of the Company's internal laboratory

- ---------------------------
* Guardian DNA(TM) is a trademark of Miragen Inc. All other trademarks referenced in this Report are trademarks of InVitro International.

services for smaller accounts and isolated testing requirements. These steps have resulted in a gradual overall increase of revenues attributable to the Company's proprietary core technologies and services for in vitro safety testing. This trend is expected to continue.

      Reduced sales of CORROSITEX test kits to determine Packing Group classification of corrosive substances were experienced during calendar 1995 because of a continuing high level of industry noncompliance with U.S. Department of Transportation Packing Group regulations and the absence of reorders from certain customers that purchased CORROSITEX to satisfy a one-time testing need. Due to an $18,000 increase in CORROSITEX sales in the quarter ended June 30, 1996 compared to the comparable prior year's quarter ended June 30, 1995, revenues from CORROSITEX have recovered in the nine month 1996 Period to exceed CORROSITEX sales by $5,000 for the 1995 Period. The Company anticipates that sales of CORROSITEX will benefit in the future by a proposed addition to the U.S. Environmental Protection Agency ("EPA") manual of solid waste test methods, which lists CORROSITEX as a method of characterizing dermal corrosivity (EPA Publication SW-846, Method 1120). Management believes that EPA Method 1120 ultimately will lead to more routine use of CORROSITEX than has been realized to date.

      During April 1996, the Company entered into agreements with five companies in Europe to represent InVitro's IRRITECTION Assay System for dermal and ocular irritation and its CORROSITEX products for determining Packing Group classification. Vel N.V., a unit of Merck & Co., distributes these products in Belgium and Luxembourg; Transia Gmbh Industriediagnostika represents the Company's products in Germany; Tecal Quimica represents the Company in Spain; Argo Prodotti Chimici distributes products in Italy; and G&S Pharmaceutical Consultants handles the Company's products in Switzerland. Management believes that these additional channels of distribution in Europe will contribute to future revenue increases.

      COSTS OF GOODS SOLD:   Cost of revenues for the 1996 Period were
$511,000, or approximately 62.9% of sales, compared to $529,000, or 65.6% of sales, for the 1995 Period, resulting in gross profit margins of 37.1% for the 1996 Period compared to 34.4% in the 1995 Period. The increase in gross profit margin for the 1996 Period resulted primarily from increased sales discussed above. Due to fixed manufacturing costs, a portion of which are unabsorbed due to low revenues, gross margins for the Company's proprietary in vitro safety testing products and services are expected to remain at or near present levels until sales growth necessary to absorb a higher percentage of fixed costs is attained, as to which there can be no assurance. However, the Company anticipates that gross margins in the immediate future will show continued improvement as a result of InVitro's introduction of the Guardian DNA product line since the Company's only cost of revenues for these products will be the purchase of Guardian DNA kits from its supplier.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1,515,000 in the 1996 Period, a reduction of approximately $416,000, or 21.5%, compared to $1,931,000 in selling, general and administrative expenses for the 1995 Period. The decrease is primarily due to cost containment, reduced advertising expenses and a reduction in administrative staff in the 1996 Period resulting from management's program to eliminate all nonessential costs and expenses. The Company anticipates selling, marketing and advertising expenses will increase commencing in the quarter ended September 30, 1996 in support of the marketing launch of Guardian DNA discussed above.

      RESEARCH AND DEVELOPMENT.   Research and development expenses for the
1996 Period were $171,000, a $343,000 decrease, or 66.7%, from $514,000 in research and development expenses for the 1995 Period. To conserve capital resources, InVitro has elected to outsource as much of its research and development requirements for the near term as is possible. Consistent with this policy, the decline in research and development expenses is primarily attributable to reductions in personnel and decreased expenditures for research materials and supplies. During February 1996, the Company announced the formation of strategic development alliances with Celsis International and Tanks Inc. The alliance with Celsis will assess the effectiveness of the Company's IRRITECTION assay system in markets for animal testing, and the Tanks Inc. alliance will assess the effectiveness of CORROSITEX in conjunction with Tanks' Barrier products in petrochemical and other corrosion removal markets. As discussed above, the Company has also acquired exclusive distribution rights to the Guardian DNA product for specified market
applications.   These agreements collectively offer the potential of expanding the Company's markets without adding expense to the Company's internally funded research and development.

      OTHER INCOME.   Investment income was $55,000 in the 1996 Period, a
decline of $100,000 compared to the 1995 Period.   The decrease in investment
income was attributable to a lower amount of cash equivalent resources and marketable securities during the 1996 Period compared to the prior 1995 Period.

      NET LOSS.   The Company s net loss of $1,330,000 for the 1996 Period
declined by approximately $683,000, a significant 34% decrease compared to $2,013,000 in net loss for the 1995 Period.

      The net loss of $341,000 for the quarter ended June 30, 1996 also reflects a substantial reduction in loss of 46% and 27%, respectively, compared to (i) $637,000 in net loss for the three months ended June 30, 1995 of the prior year and (ii) $467,000 in net loss for the immediately preceding quarter ended March 31, 1996. Notwithstanding inventory and equipment write-downs in the first quarter of the current fiscal year, the quarter ended June 30, 1996 marked the sixth consecutive quarter in which InVitro has recorded reduced losses. Net loss reductions are primarily attributable to management's success in halting declining sales trends experienced in prior periods and cost containment programs discussed above.

      InVitro's operating management anticipates the Company will continue to incur losses, but at a lower rate based on expectations of continuing sales growth noted above, for the immediate near term due to the Company's current level of fixed expenses for manufacturing overhead and selling, general and administrative expenses. Losses are expected to continue until such time as sales increase to a level necessary to absorb fixed costs. No assurances can be given as to whether or when sales increases may be achieved. Sales increases will be dependent in part upon expanding use of the Company's products and services by customers and in part upon sales and marketing of new products by the Company.

      Although there can be no assurance of future growth in revenues or profitability, the Company's operating management anticipates that a successful launch of the Guardian DNA product line, combined with gradual anticipated growth in its core IRRITECTION and CORROSITEX assay systems and services, will lead to a turn-around in financial performance and significant progress toward management's goal of attaining a profitable level of operations by the end of calendar 1996. If successful, the Company's early market research indicates that its market launch of Guardian DNA during the balance of calendar 1996 could make the Guardian DNA system known to nearly 25% of expectant mothers in the United States.

LIQUIDITY AND CAPITAL RESOURCES:

      At June 30, 1996, the Company's cash resources totalled $1,719,000 and its working capital was $1,944,000. During the nine months ended June 30, 1996, the Company's cash and marketable securities decreased by $437,000, due primarily to cash outflows used by operating activities of $1,313,000, partially offset by proceeds from the sale of common stock for net proceeds of $918,000.

      The Company's principal capital requirements include working capital to finance sales and marketing activities, other general and administrative expenses and product development. The Company has no significant pending commitments for capital expenditures, and capital equipment additions are not expected to be material in amount for the foreseeable future. During the nine months ended June 30, 1996, the Company's inventories increased by $139,000 primarily as the result of an increase of $131,000 for initial quantities of Guardian DNA from a stocking order to support the market launch of this product line in late June and early July 1996.

      Management is actively pursuing strategies to increase the Company's sales volume and reduce its negative cash flow. Based on currently planned activities and assuming reasonable revenue increases projected by the Company's strategic plan, management believes that its cash resources at June 30, 1996 are sufficient to fund the Company's operations for at least the next 12 months. The Company is also negotiating to raise additional capital through the sale of common equity. There can be no assurance the Company will be successful in efforts to raise additional capital.

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

                       PART II -- OTHER INFORMATION

ITEM 5.   OTHER EVENTS.

SALE OF COMMON STOCK DURING THE QUARTER ENDED JUNE 30, 1996

      As previously reported in Form 8-K Reports dated as of May 16, 1996 and June 18, 1996, the Company issued and sold additional shares of Common Stock in two separate offshore private placement transactions exempt from registration under the Securities Act of 1933 by virtue of Regulation S promulgated thereunder. On May 16, 1996, 600,000 shares of the Company's Common Stock were sold to two investors for net proceeds of $458,188 after payment by the Company of $53,687 in offering expenses. On June 18, 1996, 649,350 shares were sold to one investor for net proceeds of $450,000 after payment of $50,000 in offering expenses.

      After giving effect to these transactions, the issued and outstanding shares of the Company's common stock at June 30, 1996 was 13,228,365 shares.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Company notes that an investment in the securities of the Company is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot afford the risk of loss of his or her investment. The Company sets forth the following important risk factors that could cause the Company's actual results to differ materially from results projected in forward looking statements made in this Report or elsewhere by or on behalf of the Company:

      LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT AND OPERATING LOSSES.
The Company commenced operations in September 1985, was engaged primarily in research and development until 1989 and accordingly has a limited operating history. The Company has incurred substantial losses from operations since inception and has not been profitable during the last five years, resulting in an accumulated deficit of $22,460,000 at June 30, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the consolidated financial statements elsewhere in this Report and in prior filings with the Securities and Exchange Commission. Results of operations in the future will be influenced by numerous factors, including market acceptance of the Company's products, the ability of the Company to develop and manage the introduction of new products, competition, and the ability of the Company to control costs. There can be no assurance that revenue growth or profitability on a quarterly or annual basis will be attained. The Company therefore is subject to all the risks incident to the creation of a new business and a limited history of operations including, among others, the possibility of unforeseen expenses, difficulties, complications and delays.

      DEPENDENCE UPON KEY PERSONNEL. The Company is substantially dependent upon the active participation of its President and Chief Executive Officer, W. Richard Ulmer, and its Senior Vice President, Dennis E. Chenoweth. If the Company were to lose the services of either of these individuals, the continuing and planned future operations of the Company might be materially adversely affected.

      UNCERTAINTY OF MARKET; LACK OF GOVERNMENTAL ACCEPTANCE. Market acceptance of new products and methodology requires substantial time and effort and is subject to various risks. Although the Company has received favorable indications in preliminary market research for its distribution of the Guardian DNA product line, this represents a new product introduction to the market and there can be no assurances of future sales levels. The Company has only recently reversed adverse sales trends for its in vitro safety testing products and continued growth will be dependent upon levels of market acceptance that have not been achieved to date. To date the Company's revenues have been insufficient to cover its operating costs and expenses.

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

      NO ASSURANCE AS TO PROTECTION OF PATENTS AND PROPRIETARY RIGHTS; RELIANCE ON TRADE SECRETS. The Company holds or is licensed under various U.S. patents covering certain features of its safety testing products and certain aspects of the Guardian DNA system are covered by patent rights of its supplier, Miragen Inc. There can be no assurance that patent rights will provide significant competitive advantages, or that challenges will not be instituted against the enforceability of such patents. The cost of litigation to uphold the validity of a patent and prevent infringement can be substantial even if the Company prevails. In certain cases, the Company relies upon trade secrets to protect proprietary technology and formulations which it has developed or may develop in the future. There can be no assurance that secrecy obligations will be honored or that others have or will not independently develop similar or superior technology.

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

      RISK OF PRODUCT LIABILITY.   The testing, marketing and sale of
diagnostic products entails an inherent risk of product liability and there can be no assurance that product liability claims will not be asserted against the Company. Although the Company carries a $1,000,000 per occurrence /$2,000,000 total coverage product liability insurance policy, there can be no assurance that it will be able to maintain the same or that any claims will not exceed the amount of such coverage. To the extent product liability claims exceed the amount of insurance coverage, if any, the Company may suffer material adverse effects.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS: The following exhibits are filed with this Report or, as indicated below, are incorporated by reference to the Company's prior filings with the Securities and Exchange Commission.


Exhibit
Number      Description
- ------      ---------------------------------------------------

10.39       Distributorship Agreement dated March 11, 1996 between the
            Registrant and Miragen Inc. (incorporated by reference to Exhibit
            10.39 filed with Registrant's Quarterly Report on Form 10-QSB for the Period ended March 31, 1996).

10.40 Form of Regulation S Offshore Transaction Subscription Agreement executed by the Registrant in connection with the sale of 600,000 shares of Common Stock on May 16, 1996 (incorporated by reference to Exhibit 10.40 filed with Registrant's Report on Form 8-K dated as of May 16, 1996).

10.41 Regulation S Offshore Transaction Subscription Agreement between the Registrant and Angelina Panvini as to the sale of 649,350 shares of Common Stock on June 18, 1996 (incorporated by reference to Exhibit 10.41 filed with Registrant's Report on Form 8-K dated as of June 18, 1996).

27          Financial Data Schedule at June 30, 1996.


(b)   REPORTS ON FORM 8-K:   Reports on Form 8-K dated as of May 16, 1996 and
June 18, 1996 were filed during the quarter ended June 30, 1996 concerning the sale of 600,000 shares and 649,350 shares, respectively, of the Company's common stock in two separate Regulation S private placement offshore financing transactions.

                          SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 23, 1996
                        INVITRO INTERNATIONAL
                        -----------------------------
                            (Registrant)

                        By: /s/ W. RICHARD ULMER
                        -----------------------------
                        W. Richard Ulmer, President,
                           Chief Executive Officer and Chief Financial Officer

                        By: /s/ KRISTINA PARKER
                        -----------------------------
                        Kristina Parker, Chief Accounting Officer