Form 10KSB
period 1996-09-30
INVITRO INTERNATIONAL /
filed 1996-12-19
CIK 872610

============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                        For the Fiscal Year ended SEPTEMBER 30, 1996.
                        ---------------------------------------------

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to _______.

                       Commission File No. 0-19241
                       ----------------------------

                          INVITRO INTERNATIONAL
               ---------------------------------------------
              (Name of small business issuer in its charter)

         California                                          33-0149560
--------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

16632 Millikan Avenue, Irvine, California                          92606
------------------------------------------                     ------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (714) 851-8356

Securities registered under Section 12(b) of the Exchange Act:     None
Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, without par value
                      -------------------------------
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     YES  [X]     NO  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.      YES  [X]     NO  [ ]

State issuer's revenues for its most recent fiscal year: $1,063,000 for the Fiscal Year ended September 30, 1996.

The aggregate market value of 12,920,684 shares of registrant's voting common stock held by non-affiliates of the Registrant was $7,268,000 as of September 30, 1996, based upon the closing sale price of $0.5625 per share for the Common Stock in The Nasdaq SmallCap Market on such date.

Number of shares of common stock outstanding as of December 17, 1996:
       14,028,300 shares of common stock.

Documents Incorporated By Reference: Registrant's proxy statement for its 1997 Annual Meeting of Shareholders is incorporated by reference for Items 9, 10, 11 and 12 of this Report.
============================================================================

                           INVITRO INTERNATIONAL
                         FORM 10-KSB ANNUAL REPORT
                             Table of Contents

Item No.                                                                  Page
-------                                                                  -----
PART I:
1.    Description of Business .........................................     1
2.    Description of Property .........................................    15
3.    Legal Proceedings ...............................................    16
4.    Submission of Matters to a Vote of Security Holders .............    16

PART II:
5.    Market for Common Equity and Related Stockholder Matters ........    16
6.    Management's Discussion and Analysis or Plan of Operation .......    17
7.    Financial Statements ............................................    21
8.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .....................................    35

PART III:
9.    Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ............    35
10.   Executive Compensation ..........................................    35
11.   Security Ownership of Certain Beneficial Owners and Management ..    35
12.   Certain Relationships and Related Transactions ..................    35

PART IV:
13.   Exhibits and Reports on Form 8-K ................................    35

SIGNATURE PAGE ........................................................    40


             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from future results or performance expressed or implied by such forward-looking statements. Such factors, include, among others: market acceptance of new products, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices, and other factors described in this Report and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

CAUTIONARY STATEMENTS

      In connection with the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Reference is made to Exhibit 99.1 filed with this Report.

                                  PART I

ITEM 1.     DESCRIPTION OF BUSINESS

      InVitro International (the "Company" or "InVitro") is engaged in the manufacture and sale of proprietary and preventive products and services directed to human and environmental safety. The Company distributes child safety and identification products and manufactures and markets proprietary in vitro assay kits and systems to detect, rank and predict the potential level of irritancy, toxicity or corrosivity of substances on human eye and/or skin tissue. An "in vitro" assay is a test or other means of measuring a substance of clinical interest without the use of live animals or animal tissue. The results may be either qualitative, as in "yes/no", or quantitative, as in determining the amount of a particular substance in a tested sample.

      Since late June 1996, the Company has marketed the Guardian DNA* child safety system through hospitals and other institutional markets. In October 1996 InVitro entered into an agreement providing for the distribution of Guardian DNA literature and discount coupons in hospital gift packs to approximately 3.7 million new mothers in the United States from January through December 1997.

      Proprietary testing systems produced and sold by the Company are an alternative to "in vivo" (live) animal testing methods. In vitro tests sold by the Company principally include its IRRITECTION Assay System to evaluate potential for dermal and ocular irritation and CORROSITEX assays to determine Packing Group corrosivity level classifications within regulatory guidelines applicable to the transport and storage of chemicals, formulations and hazardous waste. These unique and patented assays are principally used by manufacturers and others to verify product safety of consumer, household and industrial products, enable compliance with transportation and environmental regulations and assist in evaluation of workplace safety.

      InVitro International was incorporated in California on September 19, 1985, and maintains its principal offices at 16632 Millikan Avenue, Irvine, California 92606, telephone number (714) 851-8356. The Company maintains a World Wide Web site at URL address http://www.invitrointl.com on the Internet.

PRODUCTS AND SERVICES -- INTRODUCTION

      The Company was founded in 1985 to develop, manufacture and sell reliable and cost-effective laboratory tests for evaluating substances that
are potentially toxic or irritating to humans and the environment.   To date,
the Company's proprietary in vitro testing systems have been primarily used by third party manufacturers to evaluate potential irritation responses in new product formulation and the workplace environment, and by generators of potentially hazardous waste to determine regulated Packing Group classifications in the storage and transport of corrosive substances.

      A corporate strategy was adopted in early 1996 of seeking distribution rights to other preventive products and services that contribute to the safety and protection of humans and the environment. This strategy is intended to increase revenues without adding significant fixed overhead, thus leveraging the Company's investment in an experienced internal marketing and sales staff. As a first step in implementing this strategy, the Company acquired exclusive institutional distribution rights in March 1996 to the Guardian DNA system, a long-term child identification system which overcomes limitations inherent in traditional fingerprint and photograph identification methods relative to child safety and identification.

-----------------------------
* Guardian DNA(TM) is a trademark of Miragen Inc. All other trademarks referenced in this Report, including IRRITECTION(R), CORROSITEX(R), EYTEX(R) and SKINTEX(TM), are trademarks of InVitro International.

      GUARDIAN DNA CHILD IDENTIFICATION AND SAFETY

      The Company entered into a Distributorship Agreement on March 11, 1996 to market the Guardian-DNA identification system developed and supplied by Miragen Inc. ("Miragen"), of Irvine, California. Under this agreement, the Company has exclusive rights to market and distribute Guardian DNA products through birthing centers, hospitals and other related obstetric markets such as pediatricians and obstetricians. The Company believes that Guardian DNA is an effective and complete child safety system that provides parents with materials for education, documentation and identification of their children and overcomes limitations inherent in conventional identification methods.

      Child Safety and Identification:

      The U.S. Department of Justice reported that over one million children were involved in some form of disappearance in 1990, whether caused by abduction, accident, injury or run-aways. To address this problem, the parents of approximately 2.5 million children per year in the U.S. are involved in some form of child identification program. These conventional programs typically require annual or other periodic updating action to remain effective over time. Changes in a child's appearance severely limit the long term efficacy of identification programs based on photographs. Fingerprint programs are ineffective for children under age six and are often unreliable in older children.

      The Guardian DNA product and service, by comparison, is a unique system that provides a reliable means of permitting the positive identification of a child at birth and for many years after the child's DNA sample was originally collected. Guardian DNA therefore addresses the requirements of parents who desire a means of positive long-term identification. Guardian DNA also provides educational tools for parents to protect their children in today's society.

      The Guardian DNA kit consists of a DNA sample acquisition kit, a precoded sample tube accompanied by prepaid mailer, an infant/child "passport" that may be regularly updated with current photos and other pertinent information and a child safety educational video. A saliva sample which carries the child's DNA is obtained from the inside of a child's cheek with a sterile cotton swab and placed in the pre-coded tube. This procedure may be performed at home, does not require a blood sample, and is quick, painless, non-invasive, easy and safe. The precoded sample tube containing the child's DNA sample is then sent to Miragen's secure storage facility in a prepaid return mailer.

      The tube with the DNA sample is stored in a preservative solution for at least 18 years after receipt on an anonymous basis. Anonymity of the sample is ensured because no names or social security numbers are used; the only information provided is a bar code and PIN number known exclusively by the child's parent(s). The child's parent(s) retain a copy of the information which will match the code numbers of a stored sample. If there is a subsequent need for an identification due to abduction, accident or other disappearance, Miragen will provide the DNA sample to the appropriate authorities after notification from a law enforcement agency. Standard DNA profile tests may be performed on both the stored sample and a current sample from the child in question to determine if there is a positive identification. Upon request, Miragen also will perform a DNA test to assist in confirming a positive identification.

      The Company has been advised by its supplier that the swab acquisition devices used in the Guardian DNA system are obtained from the same source that provides buccal swab acquisition products to the U.S. Armed Forces Institute of Pathology, thus ensuring adherence to established Armed Forces protocols for the collection of such samples.

      Guardian DNA Sales and Marketing:

      The Company commenced test marketing of Guardian DNA in selected U.S. beta site hospitals during June and July 1996, followed by a full marketing launch in major metropolitan area hospitals. There are approximately 4 million births annually in the United States. The most immediate market targeted by the Company included institutions and professionals servicing pregnant women.

      Marketing and promotional activities included two initial mailings to 4,500 executive officers at birthing centers and hospitals across the U.S., a mailing to approximately 900 neonatologists and 9,000 pediatricians, distribution of a video news release package to radio and television stations, dissemination of press releases to selected parenting publications and Internet sites, participation in trade shows and conventions and the development of brochures and advertising materials for hospitals, doctors and patients and for media and trade publications. The Company also plans to extend marketing activities to child birth educators and lactation consultants.

      Due to a slow initial response from institutional purchasers, in October 1996 InVitro entered into an agreement providing for the distribution of Guardian DNA literature and discount coupons in hospital gift packs to approximately 3.7 million new mothers from January through December 1997. Subject to acceptance by participating hospitals of Guardian DNA as an item to be advertised in New Mother GiftPaxs, the agreement with GiftPax/American Sampling Incorporated anticipates the delivery of approximately 3,773,000 promotional pieces at a rate of approximately 314,000 units per month to U.S. hospitals participating in the New Mother GiftPax distribution program. GiftPax/American Sampling Incorporated estimates that its New Mother GiftPaxs are delivered to approximately 93% of new mothers in the U.S. Costs to the Company include the cost of Company advertising and promotional materials distributed plus $5.00 per order received by the Company as a fee payable to GiftPax/American Sampling Incorporated. Management of the Company projects that a 1% sales response to this program would increase the Company's revenues by approximately $150,000 per month. Orders generated by this program will be processed by a professional fullfilment organization under contract with the Company and require payment by check or credit card before Guardian DNA products are shipped.

      Distribution Agreement with Supplier:

      The Company holds exclusive distribution rights for marketing Guardian DNA products through institutional markets in the U.S. and abroad for an initial three year term, renewable annually thereafter. These distribution rights include marketing and sales to hospitals, health care professionals and other institutional markets and the dissemination of advertising materials and sales to consumers by use of facilities and channels of distribution available through institutional markets. To maintain exclusive marketing rights under the Distributorship Agreement, the Company is required to attain minimum purchase quotas of at least 20,000 units in the first year of the agreement and at least 36,000 units in the second year of the agreement. Minimum purchase quotas for the third year of the agreement will be determined by mutual agreement approximately 120 days before that period commences. The failure to attain minimum purchase quotas for two consecutive months or in any three months during a period of twelve consecutive months will provide Miragen with rights of either terminating the Distributorship Agreement or converting InVitro's marketing rights to a non-exclusive basis unless the Company could negotiate reductions in minimum purchase quotas, as to which there is no assurance.

      The pricing of Guardian DNA kits supplied to the Company is fixed for the first year of the Distributorship Agreement and adjusted annually thereafter to account for the supplier's cost increases. The Guardian DNA trademark is owned by Miragen and licensed by the Company for the term of the Distributorship Agreement. Miragen is obligated to maintain and preserve in a secure storage facility all DNA samples mailed or otherwise delivered to

Miragen resulting from Guardian DNA Products sold by the Company for a period of at least 18 years after the date each such sample was first received by Miragen.

      Two of the Company's officers, directors and shareholders, Messrs. Irwin J. Gruverman and William M. Curtis, are also officers, directors and shareholders of Miragen Inc., which was founded in March 1993. Messrs. Gruverman and Curtis both abstained from participating in the negotiation of the Company's Distributorship Agreement with Miragen Inc., and the Distributorship Agreement was approved by all disinterested members of the Company's Board of Directors.

      IN VITRO ASSAYS TO EVALUATE IRRITANCY, TOXICITY OR CORROSIVITY

      Background and Technology:

      Many companies that produce consumer, household or industrial products test these substances to determine whether they have a harmful or toxic effect on humans or on the environment. Concerns as to environmental impact and/or increased governmental regulation have extended testing to an evaluation of raw materials and chemicals used in the manufacturing process, testing liquid and solid waste, and classification of hazardous substances prior to transport or in the course of remediation of physical facilities. The importance of evaluating the irritation or toxicity of chemicals and compounds, and labeling and packaging them accordingly, is stimulated by concerns as to product liability, consumer protection, environmental contamination, occupational hazards and human safety.

      Toxicity testing has traditionally required the use of live animals or living animal tissue as a means of predicting the effect of various substances on human tissue. More recently developed "in vitro" laboratory or field tests are performed outside the body, in contrast to conventional "in vivo" methods using live animal tissues. Due to interest in reducing testing costs and improving performance, as well as certain industry and public interest groups which seek to reduce or eliminate animal testing, the Company believes industry will become increasingly receptive to the use of in vitro methods as a supplement or alternative to in vivo toxicity testing.

      The Company's proprietary technology for irritancy testing is based upon the formulation of protein reagents that are used in conjunction with a porous membrane disc delivery system. This delivery system allows test substances to gradually diffuse and come into contact with the reagent. When exposed to potentially toxic or irritating compounds, the protein reagents become opaque and, accordingly, mimic the biochemical reactions of proteins found in human cells that are injured by irritant substances. Results are objectively measured and quantified using specially adapted instruments and proprietary software developed by the Company.

      InVitro's proprietary technology for corrosivity testing is based upon a biobarrier membrane system and a chemical detection system. When exposed to a corrosive substance, the biobarrier membrane is permeated in approximately the same amount of time that it takes for tissue injury to occur during a standard corrosivity in vivo test using live animals. When the corrosive substance permeates the biobarrier membrane, it causes a color change in the chemical detection system, thereby enabling the membrane "breakthrough" time to be determined.

      As contrasted to conventional animal testing, the Company's assay systems require significantly less time, produce quantitative results which are consistently reproducible, are cost effective, and are more humane. As a result of the introduction and use of the Company's products, InVitro has accumulated a database of over 10,000 chemicals and formulations tested with the Company's in vitro testing products to validate the efficacy of the Company's proprietary methodology.

      IRRITECTION Ocular and Dermal Assay System

      InVitro originally introduced its EYTEX test kits in 1989 to assess ocular (eye) irritation and its SKINTEX test kits in 1990 to evaluate dermal
(skin) irritation. The products were enhanced significantly and introduced to the market in July 1995 as the IRRITECTION Assay System.

      The Company's IRRITECTION Assay System is a rapid, accurate, objective, reproducible and relatively inexpensive procedure for determining ocular and dermal irritancy potential. Advantages of the IRRITECTION Assay System over in vivo animal testing include the following:

      RAPID ON-SITE ANALYSIS: The Company's tests require from five to no more than 24 hours to complete and results can be calculated by technicians at a customer's own facility.

      COST EFFECTIVE: Costs and time are significantly less than conventional animal testing methods.

      REPRODUCIBLE: Interlaboratory variations for testing the same sample have been confirmed at less than 10%, compared to much greater variations for animal tests.

      QUANTITATIVE RESULTS: Results measured by a computer-based instrument, instead of subjective visual observation, are objectively compared to a standard curve using proprietary software developed by the Company.

      The Company produces various IRRITECTION test kits which are directed to different applications and characteristics of products to be tested.
Different tests are dedicated to clear, water soluble products; insoluble, colored or opaque products; products with low surface tension; and alkaline products. The Company's system is based upon principles of measuring reagent changes and factors relating to membrane damage. The dermal version of the test system incorporates a barrier membrane similar to human skin and a reagent sensitive to perturbation by chemical irritants. The sample to be tested is applied to the membrane, which is in contact with the reagent, and is incubated for up to 24 hours. If the sample affects the dermal barrier membrane, a red dye is released. The development of an opaque or cloudy appearance in the reagent indicates a substance with the potential for irritancy.

      The IRRITECTION Assay System, as enhanced, is an application-driven irritation testing system. Designed to upgrade and enhance EYTEX and SKINTEX test kits, IRRITECTION assays are available in four basic variations, with a single unifying testing system directed to several specific markets. Targeted markets include industrial chemicals; industrial cleaners; petrochemicals; cosmetics; surfactants; and workplace health and safety, particularly for textile and dye manufacturing. The IRRITECTION Assay System enhances test accuracy by removing sources of technician error and meets customer requirements for more rapid and efficient test results. The system can significantly reduce new product development time and costs, rank irritancy levels of multiple formulations, and may be applied in the workplace safety arena offering potential savings in workers' compensation costs.

      In addition to its assay test kits, InVitro offers a laboratory system which includes an automated microplate reader and other supplies and components necessary for a customer to perform the IRRITECTION Assay System tests. The laboratory equipment-based system represents a one-time cost to the new account. The computer-driven microplate reader introduced in 1995 reduces total assay processing time and provides a user-friendly testing protocol. InVitro also sells a proprietary computer software program that is used in conjunction with the IRRITECTION Assay System for data analysis and quality control.

      The Company currently offers IRRITECTION test kits for 16 different applications, each kit containing components to test from five to 10 samples. IRRITECTION test kits are sold to customers at prices generally ranging from $375 to $425 depending upon the size and type of test kit and quantity ordered.

      CORROSITEX Packing Group Classification:

      The Company introduced CORROSITEX during 1993 for Packing Group classification of corrosive chemicals, formulations and hazardous waste in response to United Nations guidelines and U.S. Department of Transportation ("DOT") regulations originally implemented in October 1993.

      DOT REGULATIONS FOR PACKING GROUP CLASSIFICATION:   Prior to October
1993, labeling, packaging and transportation requirements for chemicals, formulations and hazardous waste generally required only that these materials be determined to be either corrosive or noncorrosive. Recognizing the deficiencies of such limited labeling, and in order to ensure appropriate packaging and labeling of corrosives for international shipment, the United Nations Committee of Experts on Transportation of Dangerous Goods established guidelines to classify corrosives into three Packing Groups (Groups I, II or III) or as noncorrosive. These guidelines were adopted in the United States by the DOT. Industry compliance with the new DOT regulations were first mandated in October 1993; however, shippers with reusable packaging at October 1, 1993 had until October 1, 1996 to comply. Effective October 1996, shippers also will be required to certify the proper Packing Group classification of their materials to their packaging supplier and must utilize packaging and markings that comply with U.N. regulations.

      The commercial significance of determining appropriate classifications is that packaging, labeling and transportation requirements are more stringent and expensive for substances classified as Packing Group I or II than for Packing Group III or noncorrosive materials. Additionally, classification is required to comply with DOT regulations for the purpose of avoiding potential exposure to regulatory fines and/or civil liability in the event of an accident or spill of hazardous materials while in transit. Proper Packing Group classification also permits safer clean-up in the event of a spill.

      Under the original United Nations guidelines and DOT regulations, the only specified method for classification of chemicals into Packing Groups was a test method using live rabbits. See "Competition" below. If full depth skin tissue destruction occurs within three minutes of exposure on the rabbits' skin, the substance is classified Packing Group I (highly corrosive); if destruction occurs after three minutes but within one hour, the substance is classified Packing Group II (moderately corrosive); if destruction occurs after one hour but within four hours, the substance is classified Packing Group III (mildly corrosive); if destruction does not occur within four hours, the substance is considered noncorrosive.

      CORROSITEX is a cost-effective, rapid in vitro alternative to measure the corrosivity level of chemicals, formulations and hazardous waste for Packing Group classification. The CORROSITEX system includes a modification of the Company's patented dermal biobarrier (membranes with materials that mimic human skin) and a chemical detection system in a chamber beneath the biobarrier. The test sample is applied to the dermal biobarrier. When it permeates through the biobarrier, the test sample enters the chemical detection system. The test sample then interacts with the chemical detection reagent and a color change occurs which can be noted by visual observation or measured with instrumentation. The length of time required for the color change to occur after placing the test sample in the system determines Packing Group classification. Depending upon their specific requirements, customers can assign the proper Packing Group classification for DOT compliance, or use the data as a ranking tool or to substantiate marketing claims.

      CORROSITEX requires no special equipment other than InVitro's test kit. In most cases, the only training necessary for use is in preparation of the biobarrier and a knowledge of hazardous material handling procedures. Advantages of CORROSITEX include ease of use, minimal training, low cost, rapid determination of Packing Group classification, objective relative indexing of corrosivity, and humane considerations as an alternative to animal testing. CORROSITEX requires four hours or less to complete and obtain results, and is priced as low as $237 per chemical sample. CORROSITEX test kits are configured to analyze either two or four samples.

      InVitro originally obtained an exemption from the requirement of live animal tests under DOT Packing Group classification regulations in March 1993. The original exemption applicable to CORROSITEX required negative results (i.e., the tested substance was determined by CORROSITEX to be noncorrosive) to be confirmed by conventional animal testing. The requirement of a confirming test for noncorrosive results was eliminated by the DOT during 1995. The DOT exemption permits the use of CORROSITEX for testing a wide variety of chemicals and compounds, including organic and inorganic acids and acid derivatives, acyl halides, alkylamines and polyalklamines, organic and inorganic bases, chlorosilanes, and metal halides and oxyhalides.

      CERTAIN LIMITING FACTORS:    Sales of CORROSITEX test kits first
occurred during the latter half of 1993 as the DOT regulations for Packing Group classification first became effective. Due to various factors, sales levels of CORROSITEX subsequently declined in 1994 and 1995. Management believes these factors included: (i) lack of enforcement of the new DOT regulations due to limited DOT staff, resulting in a condition where many companies estimated corrosive classifications without performing tests to confirm the estimates; (ii) certain companies relied on the measurement of pH for classification of corrosives, even though the pH test may not detect certain corrosive materials and, in any event, is not approved by the DOT for the determination of Packing Group classification; (iii) an improper assumption by many producers of hazardous substances that their waste hauler would assume responsibility for Packing Group classification, labeling and compliance when this duty in fact remains an obligation of the producer; (iv) before the Company's exemption was expanded in March 1995, the reluctance of potential customers to use in vitro assays if animal testing were still required to confirm a noncorrosive result; and (v) for certain low acid and low alkaline substances, the use of standard cutoff times prescribed in the original DOT exemption for CORROSITEX tended to overestimate the degree of corrosivity compared to results obtained from in vivo tests.

      The DOT regulations have been modified to address the latter two limiting factors. Animal testing is no longer required if CORROSITEX testing indicates that a substance is noncorrosive, and the CORROSITEX protocol for certain low acid and low alkaline substances has been modified to include shortened standard cutoff times to more closely approximate results obtained from in vivo animal tests.

      Since late 1995, the Company has promoted CORROSITEX as being more accurate and more cost-effective in characterizing the corrosivity of aqueous waste streams than the commonly used pH test method, based upon a study of 442 chemicals of known pH. This study demonstrated the pH measure is a relatively inadequate means of establishing the corrosivity of chemical compounds and is not suitable for assigning Packing Group classifications to corrosives. It has been determined that pH tends to overestimate corrosivity, thus unnecessarily increasing packing, shipping and insurance costs in certain instances. Further, pH measurements can only be conducted on aqueous solutions, while CORROSITEX can be used to determine the corrosivity of either liquids or solids.

      Future growth in revenues from CORROSITEX will be dependent upon a variety of factors, such as the degree to which DOT Packing Group regulations are enforced by regulatory agencies and/or observed by industry, notoriety given to noncompliance, development of similar regulatory requirements in foreign countries, and the rate at which industry recognizes that overall costs can be reduced through a program of proper testing and determination of Packing Group classifications for packaging corrosive substances.

      CUSTOMIZED TECHNOLOGY SERVICES

      InVitro's Customized Technology Services (CTS) Division works directly with prospects and customers to develop application-specific product
enhancements.   Designated personnel from research and development, quality assurance and manufacturing departments all function as part of the CTS Division. This enables InVitro to integrate customer needs from the point of initial sales contact, through product research and development, manufacturing and product delivery, thereby ensuring that its in vitro testing system is customized to the specific requirements of the user's application.

      GOVERNMENTAL AGENCIES

      InVitro actively works with a variety of U.S. and foreign government departments and agencies, having responsibility for monitoring hazardous materials, to solicit their support in promoting the use of in vitro irritancy and corrosivity testing. In addition to the DOT, in the U.S. these include the Department of Defense, which provides directives for remediation of military installations, the Environmental Protection Agency ("EPA"), and the Food and Drug Administration ("FDA").

      As a result of these efforts, in July 1995 the EPA published proposed additions to its manual of solid waste test methods which listed CORROSITEX as a method of characterizing dermal corrosivity, EPA Publication SW-846, Method 1120. To date, the EPA has not finalized these proposed additions to its manual of solid waste test methods. However, the Company's management anticipates that Method 1120 will be reviewed for approval at the end of 1996.

      The Interagency Coordinating Committee for the Validation of Alternative Methods ("ICCVAM") Corrosivity Working Group is in the process of conducting an interagency peer review of CORROSITEX. ICCVAM represents several U.S. regulatory agencies including DOT, EPA, FDA, the Occupational Safety and Health Administration ("OSHA") and the Consumer Product Safety Commission. Management believes the revenue potential of CORROSITEX would be enhanced if it were approved for corrosivity testing on an interagency basis.

      During 1996, CORROSITEX received an exemption from Transport Canada confirming that CORROSITEX may be employed as an alternative to tests specified in paragraph 3.25(1)(b) of the Canadian Transportation of Dangerous Goods Regulations. These regulations implemented by the Safety and Security Section, Transportation of Dangerous Goods Directorate, specifically provide an exemption from testing regulations to members of the Canadian Chemical Producers Association if they utilize CORROSITEX to determine Packing Group classification.

SALES AND MARKETING

      The Company's sales and marketing activities includes an internal staff of five employees strategically located throughout the United States plus one sales and technical representative dedicated exclusively to InVitro's products in each of Europe and Japan. None of these employees or representatives has less than three years experience in the sale and marketing of human health care products and most have at least six years of experience. In addition, InVitro's channels of distribution for in vitro assay systems utilize five distributors in Europe, two distributors and one contract laboratory in Asia and six independent regional testing laboratories in the United States.

      InVitro's IRRITECTION and CORROSITEX assays and the Guardian DNA product line are marketed in the United States and internationally by the Company's internal sales and technical staff and through independent distributors for designated industries or geographical markets. In addition, the Company has appointed and trained independent regional testing laboratories to offer testing services using InVitro's proprietary tests. For smaller accounts that do not have the staff to perform internal testing or accounts that only require testing on an isolated basis, InVitro frequently services its customer's requirements by encouraging the account to submit samples for testing by InVitro's internal technical staff or to a trained independent regional testing laboratory.

      During Fiscal 1996, the Company's in vitro assays were sold to approximately 250 accounts. Approximately 100 other accounts during Fiscal 1996 purchased testing services by submitting samples for testing and certification of results by the Company's internal technical staff.

      During the fiscal year ended September 30, 1996, the Company entered into agreements with five companies in Europe to represent IRRITECTION and CORROSITEX products, supported in part by the Company's sales and technical support employee based in France. Vel N.V., a unit of Merck & Co., distributes these products in Belgium and Luxembourg; Transia Gmbh Industriediagnostika represents the Company's products in Germany; Tecal Quimica represents the Company in Spain; Argo Prodotti Chimici distributes products in Italy; and G&S Pharmaceutical Consultants handles the Company's products in Switzerland.

      InVitro marketing is supported with trade advertising and direct mail, product and technical literature, presentations at industry seminars and symposiums, training sessions and direct customer service and support.

      The following table summarizes the source of InVitro revenues by geographic area for the periods indicated. For further geographic segment information, see Note 8 of the Notes to Consolidated Financial Statements.

                                   Fiscal Year ended September 30,
                                   -------------------------------
                                       1996      1995      1994
                                      ------    ------    ------
      Revenues:
        United States ............      65 %      65 %      69 %
        Europe ...................      23 %      21 %      24 %
        Asia .....................      12 %      14 %       7 %
                                      ------    ------    ------
             Total Revenues ......     100 %     100 %     100 %
                                      ======    ======    ======

      The Company's backlog of unfilled orders is not significant because shipment is generally made from inventories upon receipt of customer orders.

MANUFACTURING

      InVitro's protein reagent formulations are manufactured from a variety of natural materials that are extracted with buffered solutions and then separated by a series of standardized biochemical processes. The resulting reagents are typically lyophilized (freeze dried) to produce a final reagent in dry form that is stable over time. All other components and laboratory supplies for the Company's test kits are purchased by InVitro from readily available sources.

      A complete IRRITECTION Assay System test kit typically consists of the protein reagent, a set of calibrators yielding known classifications ranging from nonirritating to severely irritating, false negative control check reagents, dilution buffer and distilled water to rehydrate the reagent, membranes for delivery of test samples to the reagent, and a plastic 96-well microplate. Equipment necessary to perform the Company's IRRITECTION assays includes a computer-driven microplate reader, a pipette, and a dispensing pipet. If the sample is an irritant or toxic, the spacing and organization of proteins in the reagent changes and the reagent will become opaque. The endpoint of InVitro's IRRITECTION Assay System, opacity of the reagent, is measured using the microplate reader. Measurements obtained from various concentrations of the sample tested are then compared with readings from known calibrators to determine the degree of irritancy at various concentrations of the sample. Results classify the samples as nonirritating, mild, moderate or severely irritating.

      InVitro's proprietary technology for corrosivity testing includes a biobarrier membrane system and a chemical detection system. The CORROSITEX test kit consists of a number of glass vials filled with chemical detection fluid and capped by a biobarrier membrane which is designed to mimic the effect of corrosives on living skin. As soon as the corrosive sample permeates this biobarrier, the fluid below changes color or texture. Users simply record the time it takes for the sample to break through the membrane.

MATERIALS AND SUPPLIES

      The Company's test kits and laboratory services are dependent upon the availability of proprietary synthetic protein matrices. Although raw materials are readily available, formulations are labor intensive. After preparation of the liquid protein matrix has been completed, the solution is then lyophilized (freeze-dried) for stability by a third-party contractor.

      Other materials and supplies used by InVitro are standard laboratory items and are readily available from several different suppliers and vendors. Long lead time items are stocked in inventory ahead of projected manufacturing requirements. Instruments and laboratory supplies purchased by the Company are covered by warranties from the manufacturer.

      InVitro test kits are assembled and packaged at the Company's facilities in Irvine, California. In most instances, test kits are shipped directly to the customer or to a distributor. The Company has equipment to automate certain labeling and assembly processes.

      InVitro follows a policy of ensuring quality of its test kits and services by documented manufacturing procedures, a quality assurance program, and technical and customer service. The Company warrants all products to function according to specification. Test kits have demonstrated durability in shipping, and have established shelf lives of up to three years with lyophilized reagents. Once the reagent is rehydrated (water added to the freeze dried powder), the reagent is stable for periods ranging from seven to 30 days or more.

      The Company currently maintains product liability insurance with respect to its products in the amount of $2,000,000 ($1,000,000 per occurrence). However, there is no assurance that such coverage will continue to be available or will be sufficient to cover any or all claims. To date, the Company has not been advised of any material adverse claims resulting from the use of its testing products or services.

VALIDATION TESTING AND CERTAIN LIMITATIONS

      Initial customer acceptance of new alternatives to existing forms of toxicity testing often involves the necessity of validating the efficacy of the new method. Validation requires that test results from the new method be compared with tests run on the same samples using existing methods. Testing is repeated across a broad spectrum of chemicals and compounds independently in different laboratories to correlate results from both methods. The reliability of this process is complicated by the fact that effects of substances on laboratory animals, via traditional in vivo tests, do not necessarily correlate with the effects of those substances on humans, and in vivo testing has frequently experienced large variations between laboratories.

      The Company's experience to date indicates that validation testing is required for each new product application and often with individual prospective customers. A significant education effort and validation testing often is required to convince prospective customers utilizing traditional in vivo testing methods that the Company's products are efficacious.

      In InVitro's experience, a new account generates initial orders for validation testing and repeat orders are typically deferred pending successful completion of validation testing by the customer. Accordingly, the Company's sales historically have fluctuated as new products or modifications are introduced, and as new accounts are established. The Company has developed a standardized procedure designed to expedite and assist prospective customers in a three step process of initial purchase evaluation, validation testing, and incorporation of the Company's tests into their regular testing procedures.

      As a general rule, the Company does not anticipate that in vitro testing methods developed by InVitro or others will totally supplant conventional in vivo testing methods, except in instances in which animal testing may be prohibited by law, when a customer as a matter of policy has determined to eliminate animal testing, or where InVitro designs a specific customer program for monitoring toxic substances that has not been previously satisfied by conventional in vivo methods.

      In vitro technologies are only sometimes applicable as a complete replacement for in vivo testing, such as assigning Packing Group classifications for hazardous materials prior to transport. Certain substances are not qualified to be tested by in vitro tests, and substances that irritate by physical mechanisms (e.g., granular abrasive mechanisms as contrasted to liquids) would require in vivo testing. In many instances, in vitro tests developed by the Company are useful as complementary or adjunctive test methods that save time and money for toxicity testing by users. Therefore, in addition to emphasizing advantages such as time, cost and other factors when compared to conventional animal testing or other emerging alternatives, InVitro often seeks to position its tests as a screen in the product formulation cycle and to develop additional products and industry applications that respond to existing or proposed regulatory requirements.

      Certain countries in Europe have adopted, effective January 1, 1998, a ban on animal testing in the cosmetics industry whenever there is a viable alternative testing method.

COMPETITION  --  GUARDIAN DNA

      Guardian DNA competes with traditional child identification methods such as photographing and fingerprinting, as well as with other biological identification products. Other competitors in the field have substantially greater financial and marketing resources than are available to InVitro. The Company believes that competitive factors in this market include ease of use, price and access to marketing resources. Photographing and fingerprinting programs include, among others, Project Kid Care from Polaroid Corporation, which photographed 1.7 million children in 1993 in the U.S., and Kidprint, a service of Blockbuster Video, which videotaped and fingerprinted 650,000 children in the U.S. during 1993. Biological identification companies include Child Trace International, Inc., Safe-T-Child, QuestGen and BirthMark.

COMPETITION --  IRRITECTION AND CORROSITEX ASSAY SYSTEMS

      The Company's in vitro testing products and services compete primarily with conventional in vivo animal and human testing procedures. For certain applications and accounts, especially as to CORROSITEX, InVitro is endeavoring to penetrate markets where testing has not been a standard procedure. Even though the Company believes it has successfully established itself as a leader in the field of in vitro irritancy and toxicology, this is a new and emerging field.

      In Vivo Dermal and Ocular Testing:

      In the past, ocular irritancy has been evaluated in vivo using live animals or humans. These procedures are based upon the rabbit eye irritancy test developed by John Draize and commonly employed since 1944 (the "Draize" test). The work published by John Draize revealed that opacification, or the precipitation of proteins in the cornea of the eye, was the major component of ocular irritation caused by chemicals. Corneal opacity has consequently been the major component of most, if not all, subsequent ocular irritancy evaluations.

      The Draize eye test requires introduction of a potential chemical irritant to the eye of a live rabbit and observation of changes in corneal opacity over a period extending from seven to 21 days. Although this approach is the primary test used to evaluate the ocular irritancy of a wide variety of substances, it has several drawbacks in addition to objections raised by animal rights advocates: measurements are determined by human observation of redness and opacity and are therefore subjective; the time required for testing is lengthy; and the cost of performing each test is relatively high, generally ranging from $500 to $2,000 per sample tested.

      Conventional in vivo methods for testing skin irritancy to date generally include both animal and human tests. With animal testing, a sample of the substance to be tested is applied to the shaved skin of numerous rabbits. The reaction of the animal skin is then subjectively observed by a technician over a period of time. An alternative in vivo method involves placing the substance to be tested on a localized area of a human for a controlled period. Human testing is normally performed using 10 to 20 individuals with varying skin pigmentations. Results of both the animal and human methods are subjectively determined by observing the degree of irritation that develops on the skin exposed to the tested substance as compared to skin that has not been so exposed.

      In Vivo Testing for Packing Group Classification:

      Under the original United Nations guidelines and DOT regulations, the only specified method for classification of chemicals into Packing Groups was a test method using live rabbits. This in vivo procedure requires shaving up to six rabbits, and applying the test substance and a negative control to the shaved rabbit skin. Corrosion is determined by full depth tissue destruction and irreversible alteration of the skin tissue. If full depth skin tissue destruction occurs within three minutes of exposure on the rabbits' skin, the substance is classified Packing Group I (highly corrosive); if destruction occurs after three minutes but within one hour, the substance is classified Packing Group II (moderately corrosive); if destruction occurs after one hour but within four hours, the substance is classified Packing Group III (mildly corrosive); if destruction does not occur within four hours, the substance is considered noncorrosive.

      United Nations guidelines and DOT regulations require that the most severe Packing Group classification be assigned to a substance if that Packing Group's criteria occur in at least two out of six rabbits. The rabbits are then quarantined for a period of 48 hours after which they are inspected for both delayed corrosivity and permanent tissue damage; the rabbits are then destroyed. These tests are generally conducted by independent testing laboratories at a current cost of $400 to $1,200 per test, and normally require from four to eight weeks for completion.

      Other In Vitro Technologies:

      At least three other firms offer products using other technology in the emerging field of in vitro irritancy and toxicology testing. Clonetics Corporation of San Diego, California has developed tests using cultures of
commercially available strains of human cells.   MatTek Corporation of
Ashland, Massachusetts has developed skin equivalents. Micro Devices Company of Menlo Park, California has developed fluorescent-based tests for monitoring bacterial death from water-based toxic substances. The Company believes that these cell culture techniques will prove to be of value in the study of very specific biochemical activities, but believes they may be more fragile and expensive when compared to use of InVitro systems as a generalized screening test. Two companies that had formerly introduced skin equivalents developed from human cells have abandoned their efforts to market cell-based products, one of which was the only other company to obtain a DOT exemption for Packing Group classification by in vitro testing.

      There are numerous companies with access to potentially relevant technologies, many of which have substantially greater resources than the Company. Accordingly, it is difficult at present to predict the degree to which the Company may be exposed to future competition for in vitro alternatives to animal testing. Furthermore, there can be no assurance that developments by others will not render the Company's products, applications or technologies uneconomic or obsolete.

      The Company expects technological developments in the biotechnology industry to occur at a rapid rate and competition may intensify as technological advances in the field are made and become more widely known. Universities, governmental institutions and various other private or public foundations are responsible for much of the biotechnical research currently being performed. These entities are becoming increasingly aware of the commercial applications of their research which could result in increased competition for alternatives to conventional animal testing methods.

GOVERNMENTAL REGULATION

      CORROSITEX

      On April 28, 1993, the DOT granted an exemption which permits the use of CORROSITEX for testing chemicals, formulations and hazardous waste for Packing Group classification of corrosive substances. During 1995 that exemption was extended until March 1, 1997 and has been expanded to eliminate certain restrictions that applied to the original 1993 exemption. Prior to issuance of the 1993 exemption, United Nations guidelines and regulations of the DOT authorized only a test method using live rabbits for classification of corrosive substances into Packing Groups.

      The Interagency Coordinating Committee for the Validation of Alternative Methods ("ICCVAM") Corrosivity Working Group is in the process of conducting an interagency peer review of CORROSITEX. ICCVAM represents several U.S. regulatory agencies including DOT, EPA, FDA, the Occupational Safety and Health Administration ("OSHA") and the Consumer Product Safety Commission. Management believes the revenue potential of CORROSITEX would be enhanced if it were to be approved for corrosivity testing on an interagency basis.

      During 1996, CORROSITEX received an exemption from Transport Canada confirming that CORROSITEX may be employed as an alternative to tests specified in paragraph 3.25(1)(b) of the Canadian Transportation of Dangerous Goods Regulations. These regulations implemented by the Safety and Security Section, Transportation of Dangerous Goods Directorate, specifically provide an exemption from testing regulations to members of the Canadian Chemical Producers Association if they utilize CORROSITEX to determine Packing Group classification.

      IRRITECTION

      The U.S. Food and Drug Administration ("FDA") relies upon the results of a variety of tests in order to determine safety and labeling requirements for consumer and industrial products sold in the United States. Various comparable safety and labeling requirements exist in other countries. Historically, the FDA and most foreign regulators have accepted the conventional Draize rabbit test as an efficacious method for evaluating ocular irritancy and conventional animal and human skin tests for evaluating skin irritancy. Certain countries in Europe, however, have restricted or prohibited the use of animal testing methods for safety testing of substances not intended for human consumption. As a means of promoting the search for alternatives to animal testing, a consumer affairs committee of the European Economic Community has agreed to ban the testing of cosmetics products on animals beginning in January 1998.

      The FDA has advised the Company that the FDA does not regulate products (such as the Company's tests) which are used in the product formulation and quality assurance processes by manufacturers. The FDA's position is that the manufacturer itself is responsible for assuring and verifying the propriety and accuracy of its test methods. The FDA does, however, reserve the right of reviewing the adequacy of test methods used by manufacturers in the course of FDA inspections. To this end, the FDA purchased the IRRITECTION Assay System in 1995 to become familiar with in vitro testing applications in the eye and skin care products industries.

      Because the Company cannot apply to the FDA for formal regulatory acceptance of the Company's products as an acceptable alternative to animal testing, InVitro believes that regulatory acceptance for its IRRITECTION system will result over time from repeated and favorable use by manufacturers. The Company works closely with numerous customers to validate its testing methods compared to in vivo results and to shorten their product development cycles. Regulatory acceptance of CORROSITEX for Packing Group classification of corrosives, as well as InVitro s consulting services to develop customized testing applications for industry-specific workplace safety requirements, are expected to further industry acceptance of the Company's products and in vitro technology.

PROPRIETARY RIGHTS

      Certain features of the Company's reagent/membrane system of determining dermal toxicity incorporated in the IRRITECTION and CORROSITEX systems are covered by Company patents issued by the U.S. Patent and Trademark Office on October 1, 1991 and May 2, 1995, respectively.

      InVitro holds an exclusive worldwide license from Preventive Diagnostics Corporation ("PDC") covering a U.S. Patent issued on September 23, 1986 that covers certain features of the Company's test kits for determining ocular toxicity. Under the terms of the exclusive license granted in 1985 by PDC, as amended July 21, 1988, PDC is entitled to an earned royalty of 6% of the Company's net sales of its ocular irritancy products.

      Corresponding foreign patents for the Company's U.S. patents and the patent licensed from PDC have been applied for or granted in Europe and Japan. The Company intends to rely upon its patents, trade secrets, proprietary know-how, database of reagent information and validation studies to develop and maintain its competitive position. The Company's executive officers and key technical personnel have entered into confidentiality agreements and have agreed to assign to the Company any inventions relating to the Company's business developed by them while in the Company's employ. However, there can be no assurance that others may not acquire or independently develop similar technology or that the Company will be able to maintain the confidentiality of its trade secrets and proprietary know-how.

RESEARCH AND DEVELOPMENT

      The following table sets forth, for the periods indicated, the amount of funds expended by the Company for Company-sponsored research, development and validation testing:

<CAPTION
      Fiscal year ended September 30,
      --------------------------------------------------
            1995 ........................  $    594,000
            1996 ........................  $    232,000

Additional amounts were spent by numerous customers to perform their own validation testing and to assist the Company with developing new test systems and/or modifications to existing test systems.

      Although there can be no assurance that it will be successful, the Company plans in the future to expand its current product lines by producing other in vitro testing systems relating to human health care and environmental concerns.

EMPLOYEES

      As of November 1, 1996, the Company had 16 full-time employees and one part-time technical consultant. Three employees are primarily engaged in manufacturing and production, three in laboratory services, technical support and new product development, five in sales and marketing, and five in administrative functions. The Company is not a party to any collective bargaining agreements and believes that it has good relationships with its employees.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company leases approximately 8,556 square feet at 16632 Millikan Avenue, Irvine, California 92606 for corporate and sales offices, laboratories and facilities for production and warehousing. These facilities are leased from an unaffiliated third party for a term expiring on February 28, 1998.
The lease currently provides for a base rent of $6,400 per month plus utilities. This lease was amended as of March 1, 1996 to reduce the space formerly utilized by the Company and to reduce the Company's monthly rental rate as of that date by approximately $3,100 per month. The Company believes its facilities are adequate to accommodate its foreseeable requirements.
Other sales personnel located throughout the United States and in Japan do not require additional Company facilities since they travel and otherwise make telephone calls from their home. See Note 6 of the Notes to Consolidated Financial Statements elsewhere herein for additional information concerning lease obligations of the Company.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is a party to legal proceedings from time to time in the
ordinary course of its business.   There are no such proceedings at present
that would have a material adverse effect on the Company should the Company not prevail on the merits.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Inapplicable.


                                  PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded in the Nasdaq SmallCap Market under the trading symbol "INVI". The following tables set forth, for the periods indicated, the high and low prices for the Company's Common Stock as reported by the Nasdaq SmallCap Market:

         Period                               High              Low
     --------------                      ------------     -------------
     1994:
       Quarter ended Dec 31 ..........    $  2   1/16     $       15/16
     1995:
       Quarter ended Mar 31 ..........    $  1  11/16     $        5/8
       Quarter ended Jun 30 ..........       1  11/16             15/16
       Quarter ended Sep 30 ..........       2   1/16              9/16
       Quarter ended Dec 31 ..........       1   1/2               9/16
     1996:
       Quarter ended Mar 31 ..........    $  1   1/32     $        1/2
       Quarter ended Jun 30 ..........       1  21/32             11/16
       Quarter ended Sep 30 ..........       1   1/16             17/32

      On December 17, 1996, the closing sale price for the Company's common stock as reported by the Nasdaq SmallCap Market was $ 9/32. As of December 17, 1996, there were approximately 300 holders of record of the Company's Common Stock. The Company believes the number of beneficial holders of its Common Stock exceeds 4,000 persons. Certain beneficial owners of the Common Stock are represented by approximately 10,400,0000 shares held in brokerage or other nominee accounts.

      The Company's Board of Directors has recently proposed a 1-for-10 reverse stock split as to the outstanding Common Stock that will be subject to approval by shareholders at the Company's next annual shareholders meeting. All share figures and per share data in this Report are stated without giving effect to the proposed reverse stock split. The proposed 1-for-10 reverse stock split is deemed advisable to increase the per share price of the Company's Common Stock with a view to placing the Company in a better position to maintain the listing of its Common Stock on The Nasdaq SmallCap Market, although there can be no assurance the Company will be successful in maintaining such listing. The Nasdaq Stock Market recently announced proposed rule changes that would, among other proposed changes, require removal of listed status for any security trading at less than a minimum bid price of $1.00 per share. Bid prices for the Company's Common Stock have been consistently less than $1.00 per share throughout the period from July 23, 1996 through December 17, 1996.

      No cash dividends have been declared or paid by the Company since its inception. There are no contractual provisions that would prohibit the Company from payment of dividends on its common stock. The Company intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future.

      As reported in the Company's Form 8-K Report dated October 7, 1996, the Company received $250,000 in gross proceeds from the sale of 799,935 shares of the Company's common stock (the "Offering") under Regulation S of the Securities Act of 1933 to two foreign investors executed on September 30, 1996 and closed on October 7, 1996. The purchase price for shares of the Company's common stock of $0.312525 per share represented a negotiated discount of approximately 50% from the market value for the common stock of
$0.625 per share on September 29, 1996.   From total gross proceeds of
$250,000, the Company incurred fees payable to a placement agent, World Capital Funding, Incorporated, in the aggregate amount of $25,000, resulting in net proceeds to the Company of $225,000. The Offering was terminated by the Company on September 30, 1996 and all funds were received by the Company on or before October 7, 1996.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS:

   YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

      REVENUES:   The Company's revenues for the year ended September 30, 1996
("Fiscal 1996") were $1,063,000, an decrease of approximately 6% compared to revenues of $1,137,000 in the prior fiscal year ended September 30, 1995 ("Fiscal 1995"). Revenues in Fiscal 1995 year included $44,000 received under a nonrecurring consulting contract.

      Revenues of $578,000 for the last half of Fiscal 1996 reflect an increase of $93,000, or 19%, compared to $485,000 in revenues for the first half of Fiscal 1996 ended March 31, 1996. For the reasons discussed in more detail below, InVitro's management believes sales declines in prior periods were stabilized in the last half of Fiscal 1996 and that revenues should increase in future periods.

      The Company recognized that sales of InVitro's EYTEX and SKINTEX ocular and dermal irritation test kits experienced declines in 1994 and 1995. The Company reformatted these tests into a newly configured IRRITECTION Assay System, which included an automated plate reader system. Availability of the Company's internal laboratory services have been emphasized for smaller accounts, isolated testing requirements and as a first step in evaluation for prospective new accounts.

      During Fiscal 1996, the Company entered into agreements with five companies in Europe to represent InVitro's IRRITECTION Assay System for dermal and ocular irritation and its CORROSITEX products for determining Packing Group classification. These agreements added distributors in Belgium and Luxembourg, Germany, Spain, Italy and Switzerland. Company revenues from Europe increased during Fiscal 1996 by 4% compared to a 4% decline in Fiscal 1995, and management believes these additional channels of distribution will contribute to future revenue increases although there can be no assurance of such revenue increases.

      Reduced sales of CORROSITEX test kits to determine Packing Group classification of corrosive substances were experienced during Fiscal 1995 and Fiscal 1996 because of a continuing high level of industry noncompliance with DOT Packing Group classification regulations and the absence of reorders from certain customers that purchased CORROSITEX to satisfy a onetime testing need. Sales of CORROSITEX were $325,000 in Fiscal 1996 compared to $359,000 in Fiscal 1995, but showed some recovery in that CORROSITEX sales for the six months ended September 30, 1996 were $39,000 higher than in the first half of Fiscal 1996. The Company anticipates that sales of CORROSITEX may benefit in the future by a proposed addition to the U.S. Environmental Protection Agency ("EPA") manual of solid waste test methods, which lists CORROSITEX as a method of characterizing dermal corrosivity (EPA Publication SW-846, Method 1120). Management believes that EPA Method 1120, if adopted, ultimately will lead to more routine use of CORROSITEX than has been realized to date.

      Management anticipates that CORROSITEX revenues may also be stimulated by the expiration on October 1, 1996 of a grace period applicable to shippers under the 1993 DOT Packing Group classification regulations. As of October 1, 1996, all hazardous materials are required to be shipped in U.N. marked and tested packaging. This change means that a whole range of corrosive liquid and solid product shippers, as well as generators of hazardous waste and substances, must purchase U.N. compliant packaging for the first time. When ordering such packaging, DOT regulations requires shippers to provide their packaging suppliers with minimum marking levels required for their materials based on specific gravity, vapor pressure, Packing Group classification and mass. Since 1993, Packing Group classification has been required to be declared only on shipping documents; as of October 1, 1996, the declaration of Packing Group classification will be required in a commercial communication with the packaging supplier.

      In addition, CORROSITEX received an exemption during 1996 from Transport Canada confirming that CORROSITEX may be employed as an alternative to tests specified in paragraph 3.25(1)(b) of the Canadian Transportation of Dangerous Goods Regulations. These regulations implemented by the Safety and Security Section, Transportation of Dangerous Goods Directorate, specifically provide an exemption from testing regulations to members of the Canadian Chemical Producers Association if they utilize CORROSITEX to determine Packing Group classification.

      To take advantage of its internal sales force and distribution capabilities, the Company entered into an exclusive distributorship agreement in March 1996 to market the Guardian-DNA child identification system to hospitals, birthing and other institutional obstetric markets. (See Item 1 of this Report.) The Company began test marketing the Guardian DNA system in selected U.S. beta sites commencing in late June and early July 1996, which was followed by a full marketing launch in major metropolitan areas during the quarter ending September 30, 1996. During October 1996, InVitro entered into an agreement providing for the distribution of Guardian DNA literature and discount coupons in hospital gift packs to approximately 3.7 million new mothers from January through December 1997. Management anticipates that the Guardian DNA product line will increase the Company's revenues in future periods although there can be no assurance of such revenue increases.

      COSTS OF GOODS SOLD:    Cost of revenues for Fiscal 1996 were $660,000,
or approximately 62.1% of sales, compared to $794,000, or 69.8% of sales, for Fiscal 1995, resulting in gross profit margins of 37.9% for the Fiscal 1996 period compared to 30.2% in Fiscal 1995. The increase in gross profit margin for Fiscal 1996 resulted primarily from reduced overhead by the disposition of a large freeze-dryer in December 1995 and a reduction as of March 1996 in the amount of space leased by the Company. Due to fixed manufacturing costs, a portion of which are unabsorbed due to low revenues, gross margins for the Company's proprietary in vitro products and services are expected to remain at or near present levels until sales growth necessary to absorb a higher percentage of fixed costs is attained, as to which there can be no assurance. However, the Company anticipates that gross margins in future periods will show continued improvement due to InVitro's introduction of the Guardian DNA product line, since the Company's cost of revenues for Guardian DNA is limited to the purchase of finished kits from a supplier and a limited amount of warehouse space to store Guardian DNA inventories.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses were $2,144,000 in Fiscal 1996, a reduction of approximately $411,000, or 16%, compared to $2,555,000 in selling, general and administrative expenses for Fiscal 1995. The decrease is primarily due to cost containment and a reduction in administrative staff in Fiscal 1996 resulting from management's program to eliminate all nonessential costs and expenses. The Company anticipates selling, marketing and advertising expenses will increase in future periods to support marketing of Guardian DNA discussed above, although there can be no assurance such efforts will generate significant revenue increases.

      RESEARCH AND DEVELOPMENT.    Research and development expenses for
Fiscal 1996 were $232,000, a $362,000 decrease, or 60.9%, from $594,000 in research and development expenses in Fiscal 1995. To conserve capital resources, InVitro has elected to outsource as much of its research and development requirements for the near term as is possible. Consistent with this policy, the decline in research and development expenses is primarily attributable to reductions in personnel and decreased expenditures for research materials and supplies.

      The Company has recently entered into strategic alliances with third parties to promote joint development of industry product applications. Agreements were entered into with Celsis International and Tanks Inc. in February 1996. The alliance with Celsis will assess the effectiveness of the Company's IRRITECTION assay system in markets for animal testing, and the Tanks Inc. alliance will assess the effectiveness of CORROSITEX in conjunction with Tanks' Barrier products in petrochemical and other corrosion removal markets. In cooperation with one of its contract laboratories, Burlington Research, the Company has targeted major textile manufacturer and plans to install the IRRITECTION assay system in at least two textile manufacturing companies during the first quarter of Fiscal 1997.

      As discussed above, the Company also acquired exclusive distribution rights to the Guardian DNA identification system through institutional markets. Strategic alliances for product development and the Guardian DNA marketing agreement collectively offer the potential of expanding the Company's markets for new applications and products without adding expense to the Company's internally funded research and development.

      OTHER INCOME.    Interest income was $74,000 in Fiscal 1996, a decline
of $114,000 compared to Fiscal 1995. The decrease in interest income was attributable to a lower amount of cash equivalent resources and marketable securities during Fiscal 1996 compared to Fiscal 1995.

      NET LOSS.    The Company's net loss of $1,899,000 for Fiscal 1996
declined by approximately $864,000, a significant 31.3% decrease compared to $2,763,000 net loss for Fiscal 1995. The net loss in Fiscal 1995 Year included a provision of $145,000 for loss on the sale of freeze-drying equipment. Net loss reductions are primarily attributable to cost containment programs discussed above.

      InVitro's operating management anticipates the Company will continue to incur losses, but at a lower rate based on expectations of sales growth noted above, for the immediate near term due to the Company's current level of fixed expenses for manufacturing overhead and selling, general and administrative expenses. Losses are expected to continue until such time as sales increase to a level necessary to absorb fixed costs. No assurances can be given as to whether or when sales increases may be achieved. Sales increases will be dependent in part upon expanding use of the Company's products and services by customers and in part upon sales and marketing of new products by the Company.

      The Company's operating management anticipates that a successful launch of the Guardian DNA product line, combined with gradual anticipated growth in its core IRRITECTION and CORROSITEX assay systems and services, will lead to a turn-around in financial performance and significant progress toward management's goal of attaining a profitable level of operations by the end of Fiscal 1997. However, there can be no assurance of future growth in revenues or that the Company will achieve revenue increases in an amount necessary to attain profitable operations.

LIQUIDITY AND CAPITAL RESOURCES:

      At September 30, 1996, the Company's cash resources totalled $1,209,000 and its working capital was $1,677,000. During the 1996 Year, the Company's cash increased by $44,000, due primarily to the sale of common stock for net cash proceeds of $893,000 and liquidation of $991,000 in marketable securities, offset by cash outflows used by operating activities of $1,789,000.

      The Company's principal capital requirements include working capital to finance sales and marketing activities, other general and administrative expenses and product development. The Company has no significant pending commitments for capital expenditures, and capital equipment additions are not expected to be material in amount for the foreseeable future. During the 1996 Year, the Company's inventories increased by $174,000 primarily as the result of an increase of $185,000 represented by year-end inventories of Guardian DNA to support distribution rights to this product line acquired in 1996.

      The Company anticipates that the introduction of Guardian DNA to approximately 3.7 million new mothers from January through December 1997 under an agreement with GiftPax/American Sampling Incorporated will significantly increase InVitro's inventory purchase requirements for Guardian DNA during Fiscal 1997 if a favorable response to this program is received. In addition, in order to maintain exclusive marketing rights through hospital and institutional markets under the Miragen Distributorship Agreement, the Company will be required to attain minimum purchase quotas under the Distributorship Agreement requiring an average of at least $60,000 per month in inventory additions during the last half of Fiscal 1997 which the Company expects to finance from existing cash resources and internal cash flow. There can be no assurance InVitro will attain the sales necessary to maintain exclusive marketing rights under the Miragen Distributorship Agreement or that it would be able to reduce minimum quota requirements to maintain exclusivity.

      Management is actively pursuing strategies to increase the Company's sales volume and reduce its negative cash flow. Based on currently planned activities and assuming reasonable revenue increases projected by the Company's strategic plan, management believes that its cash resources at September 30, 1996 are sufficient to fund the Company's operations for at least the next 12 months.

TAX LOSS AND CREDIT CARRYFORWARDS:

      The Company has federal and state net operating loss carryforwards at September 30, 1996 of approximately $19,704,000 and $7,953,000, respectively, and research and development tax credits of approximately $325,000 for federal income tax purposes. The federal and state operating loss carryforwards begin to expire in 2000 and 1996, respectively. Additionally, due to ownership changes which occurred during fiscal 1991, 1993 and 1996, the utilization of approximately $8,000,000 of federal net operating loss carryforwards is subject to annual limitations in future periods. The research and development tax credits begin to expire in 2000. For further loss carryforward information, see Note 5 of the Notes to Consolidated Financial Statements.

ITEM 7.    FINANCIAL STATEMENTS

      The following financial statements are included in this Report:



                      INVITRO INTERNATIONAL AND SUBSIDIARY
             CONSOLIDATED FINANCIAL STATEMENTS AT SEPTEMBER 30, 1996


                                                                          Page
                                                                          ----

Independent Auditor's Report ...........................................   22

Consolidated Financial Statements as of September 30, 1996:

   Consolidated Balance Sheet at September 30, 1996 ....................   23

   Consolidated Statements of Operations for the years ended
      September 30, 1996 and 1995 ......................................   24

   Consolidated Statements of Changes in Shareholders' Equity
      for the years ended September 30, 1996 and 1995 ..................   25

   Consolidated Statements of Cash Flows for the years ended
      September 30, 1996 and 1995 ......................................   26

   Notes to Consolidated Financial Statements ..........................   27


                       INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
   and Stockholders
InVitro International
Irvine, California


We have audited the accompanying consolidated balance sheet of InVitro International and subsidiary as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InVitro International and subsidiary as of September 30, 1996, and the results of their operations and their cash flows for each of the two years ended September 30, 1996 in conformity with generally accepted accounting principles.


                                     /s/ McGladrey & Pullen, LLP

                                     McGladrey & Pullen, LLP

Anaheim, California
November 1, 1996

                           INVITRO INTERNATIONAL
                        CONSOLIDATED BALANCE SHEET

                                                                September 30,
                                                                     1996
                                                                -------------
                             ASSETS:

Current assets:
  Cash and cash equivalents ................................    $   1,209,000
  Accounts receivable - net of allowance for
    doubtful accounts of $10,000 ...........................          146,000
  Stock subscription receivable (Note 9) ...................          250,000
  Inventories (Note 2) .....................................          366,000
  Prepaid expenses .........................................           57,000
                                                                -------------
      Total current assets .................................        2,028,000

Furniture, equipment and leasehold improvements,
  net (Note 3) .............................................          221,000

Deposits and other assets ..................................          166,000
                                                                -------------

Total Assets ...............................................    $   2,415,000
                                                                =============

              LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
  Accounts payable .........................................    $     174,000
  Accrued payroll and employee benefits ....................           82,000
  Accrued restructuring costs (Note 6) .....................           51,000
  Accrued private placement costs ..........................           25,000
  Other accrued liabilities ................................           19,000
                                                                -------------
      Total current liabilities ............................          351,000
                                                                -------------
Commitments and Contingencies (Notes 6 and 7)

Shareholders' Equity (Notes 4, 7 and 9):
  Preferred stock, no par value; 1,000,000 shares
    authorized; no shares issued or outstanding ............             --
  Common stock, no par value;
    40,000,000 shares authorized;
       Issued and outstanding, 13,228,365 shares ...........       24,811,000
       Subscribed but not paid for and not issued,
          799,935 shares (Note 9) ..........................          225,000
  Accumulated deficit ......................................      (23,028,000)
  Currency translation adjustment ..........................           56,000
                                                                -------------
      Total shareholders' equity ...........................        2,064,000
                                                                -------------

Total Liabilities and Shareholders' Equity .................    $   2,415,000
                                                                =============



       See accompanying notes to consolidated financial statements.

                           INVITRO INTERNATIONAL
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year ended September 30,
                                                ----------------------------
                                                      1996           1995
                                                ------------    ------------

Revenues ...................................    $  1,063,000    $  1,137,000
                                                ------------    ------------

Costs and expenses:

  Cost of revenues .........................         660,000         794,000

  Selling, general and administrative
    expenses (Notes 6 and 7) ...............       2,144,000       2,555,000

  Research and development .................         232,000         594,000

  Provision for loss on sale of
    equipment (Note 3) .....................             --          145,000
                                                ------------    ------------

         Total costs and expenses ..........       3,036,000       4,088,000
                                                ------------    ------------

Operating loss .............................      (1,973,000)     (2,951,000)

Interest income ............................          74,000         188,000
                                                ------------    ------------

Net loss ...................................    $ (1,899,000)   $ (2,763,000)
                                                ============    ============

Net loss per common share ..................    $      (0.15)   $      (0.23)
                                                ============    ============
Weighted average
  common shares outstanding ................      12,386,893      11,969,682
                                                ============    ============
















       See accompanying notes to consolidated financial statements.

                               INVITRO INTERNATIONAL
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                        Common Stock        Common Stock Subscriptions                  Currency         Total
                  ------------------------  --------------------------   Accumulated   translation   Shareholders'
                     Shares      Amount        Shares        Amount         deficit    adjustments      Equity
                  ----------  ------------  -----------  -------------  -------------  -----------   ------------
Balances at
September 30,
1994 ...........  11,969,682  $ 23,864,000          -0-  $         -0-  $ (18,366,000) $    65,000   $  5,563,000

Net loss for
the year ......           --            --           --             --     (2,763,000)          --     (2,763,000)

Currency
translation
adjustments ....          --            --           --             --             --       (2,000)        (2,000)
                  ----------  ------------  -----------  -------------  -------------  -----------   ------------

Balances at
September 30,
1995 ...........  11,969,682  $ 23,864,000          -0-  $         -0-  $ (21,129,000) $    63,000   $  2,798,000

Common stock
issued for cash
in private
placements .....   1,249,350       909,000           --             --             --           --        909,000

Common stock
subscribed for
but not paid
for ............          --            --      799,935        225,000             --           --        225,000

Exercise of
stock
options ........       9,333         9,000           --             --             --           --          9,000

Net loss for
the year .......          --            --           --             --     (1,899,000)          --     (1,899,000)

Contributed
capital arising
from common stock
compensation
purchase
warrants .......          --        29,000           --             --             --           --         29,000

Currency
translation
adjustments ....          --            --           --             --            --        (7,000)        (7,000)
                  ----------  ------------  -----------  -------------  -------------  -----------   ------------
Balances at
September 30,
1996 ...........  13,228,365  $ 24,811,000      799,935  $     225,000  $ (23,028,000) $    56,000   $  2,064,000
                  ==========  ============  ===========  =============  =============  ===========   ============












       See accompanying notes to consolidated financial statements.

                           INVITRO INTERNATIONAL
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended September 30,
                                                ----------------------------
                                                      1996           1995
                                                ------------    ------------
OPERATING ACTIVITIES:
Net loss ...................................    $ (1,899,000)   $ (2,763,000)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization .........         187,000         226,000
     Provision for loss on sale of equipment             --          145,000
     Compensation expense arising from
       common stock purchase warrants ......          29,000             --
     Changes in operating assets
     and liabilities:
       Accounts receivable .................          44,000         103,000
       Inventories .........................        (174,000)        141,000
       Prepaid expenses and other assets ...          53,000           2,000
       Accounts payable and accrued expenses         (29,000)       (539,000)
                                                ------------    ------------
Net Cash (Used In)
   Operating Activities ....................      (1,789,000)     (2,685,000)
                                                ------------    ------------
INVESTING ACTIVITIES:
Proceeds from maturities of
  marketable securities ....................         991,000       1,015,000
Proceeds from sale of equipment ............          50,000             --
Capital expenditures .......................         (96,000)        (51,000)
Additions to capitalized patent costs ......         (23,000)        (57,000)
                                                ------------    ------------
Net Cash Provided By
   Investing Activities ....................         922,000         907,000
                                                ------------    ------------

FINANCING ACTIVITIES:
Net cash provided by
   issuance of common stock ................         918,000             --
                                                ------------    ------------

Effect of foreign exchange rate
   changes on cash .........................          (7,000)         (2,000)
                                                ------------    ------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ....................          44,000      (1,780,000)
Cash and cash equivalents at
   beginning of year .......................       1,165,000       2,945,000
                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ...    $  1,209,000    $  1,165,000
                                                ============    ============
Supplemental disclosures
of cash flow information:
   Cash paid during the period for:
      Income taxes .........................    $      1,000    $      1,000
                                                ============    ============



       See accompanying notes to consolidated financial statements.

                   INVITRO INTERNATIONAL AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

InVitro International (the "Company") is engaged in the development, manufacture and sale of proprietary and preventive products and services directed to human and environmental safety. The Company's proprietary diagnostic products and services are used by manufacturers and others to evaluate the safety of household, industrial and consumer products and to classify corrosives and other hazardous materials in compliance with federal transportation regulations. Child safety and DNA identification products are marketed through hospitals and other institutional markets to provide parents with materials for education, documentation and identification of their children.

The accompanying financial statements include the accounts of the Company and its wholly-owned inactive European subsidiary. All intercompany transactions have been eliminated in consolidation. In August 1994, the Company initiated the process of liquidating its European subsidiary. Beginning with the year ended September 30, 1995, the Company's activities in Europe are carried out by a French branch office of the U.S. parent company. The Company also conducts business in Asia through an independent sales agent based in Japan.

BASIS OF PRESENTATION

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,870,000 and $2,763,000 for the years ended September 30, 1996 and 1995, respectively. Additionally, the Company has experienced negative cash flows from operating activities of $1,789,000 and $2,685,000, respectively, for these same two years.

In response to continuing operating losses and a decline in sales which began during fiscal 1994, management implemented certain cost reduction measures in 1995 and 1996, including reducing its U.S. workforce, eliminating excess facilities and downsizing its European sales office. The Company has also implemented new sales and marketing programs and in 1996 obtained exclusive distribution rights to the DNA child identification system for institutional markets in an effort to increase revenues.

Cost reductions and new marketing programs have reduced the level of operating losses. Management anticipates that the Company will continue to incur losses for at least the near term future due to its current level of fixed expenses for manufacturing overhead, as well as expenses for research and development, selling, general and administrative activities, all in relation to its current sales volume. Losses are expected to continue until such time as sales increase to a level necessary to absorb fixed costs. At its current expense levels the Company would need approximately $5,000,000 in annual sales to break even. No assurances can be given as to whether or when sales increases may be achieved. Sales increases will be dependent in part upon expanding use of the Company's products and services by both existing customers and prospective new accounts, many of which are in the early stages of evaluating in vitro alternatives to traditional animal testing methods.

At September 30, 1996, the Company's cash resources were $1,209,000 and an additional $250,000 was collected on the stock subscription receivable (see
Note 9 to the Consolidated Financial Statements). As a result of previous actions taken to reduce expenses, management believes that the Company s cash resources are sufficient to fund operations for at least the next year. Further, if actions being taken to increase sales are successful, or additional cost reduction steps are taken, operating results could improve.

CASH EQUIVALENTS

For financial reporting purposes, cash equivalents consist of money market fund accounts and all other highly liquid investments with a maturity of three months or less when purchased.

At September 30, 1996, the Company had approximately $1,165,000 on deposit in a mutual fund.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Management has recorded reserves that they believe are appropriate for obsolete inventory. However, the Company has purchased inventories of Guardian DNA in anticipation of future sales and adjustments to the inventory reserve would be required if such sales are not generated.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method based upon the estimated useful lives of the assets with estimated useful lives ranging from three to 10 years. Leasehold improvements are amortized over the life of the lease or the life of the asset, whichever is shorter.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to expense as incurred.

ADVERTISING COSTS

The Company expenses the production costs of advertising in the month that the advertisement is first published. Advertising expense during the years ended September 30, 1996 and 1995 amounted to $313,000 and $158,000, respectively. Advertising costs included in prepaid expenses at September 30, 1996 and 1995 amounted to $13,000 and $3,000, respectively.

CREDIT RISK

The Company sells its products to independent distributors, contract laboratories and end users in approximately ten different industries in the U.S., Europe and Asia. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses, to date, have been minimal. Management believes that future credit losses will not be material.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign operations have been translated to U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". Translation gains and losses resulting from certain intercompany transactions are excluded from results of operations and are accumulated in the separate component of shareholders' equity. Gains and losses from foreign currency transactions denominated in a currency other than the parent company's or its foreign operations' local currencies are included in results of operations.

PATENTS

Patents are amortized over an estimated useful life of five years using the straight-line method. Aggregate patent costs net of accumulated amortization amounted to $122,000 at September 30, 1996 and are included in deposits and other assets in the accompanying balance sheet.

EARNINGS PER SHARE

Earnings per share were computed by dividing net loss for the period by the weighted average number of shares of common stock and dilutive common stock equivalents. All common stock equivalents (stock options and warrants) have been excluded from earnings per share for the years ended September 30, 1996 and 1995, as the effect of these common stock equivalents is antidilutive.

INCOME TAXES

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statement date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In 1996, the Company adopted Financial Accounting Standards Board Statement No. 107, which requires disclosure about the fair value of the Company's financial instruments. The carrying amount of cash, accounts receivable, stock subscription receivable and accounts payable approximates fair value because of the short term maturity of those instruments.

ACCOUNTING DEVELOPMENTS

In 1995 the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 123 establishes financial accounting and reporting standards for stock-based compensation plans such as a stock purchase plan. The Statement generally suggests, but does not require, stock-based compensation transactions with employees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration is at least equal to the fair value at the measurement date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the pro forma effects on net income as if compensation were measured in accordance with the suggestions of Statement No. 123. Nonemployee stock-based transactions occurring after December 15, 1995 must be accounted for at fair value. The Company has determined that it will continue to follow the measurement principles of APB Opinion No. 25 for stock-based employee compensation, therefore, adoption of this pronouncement in fiscal year 1997 is not expected to have a material impact on the financial statements.

NOTE 2.  INVENTORIES

Inventories consist of the following:

     Raw materials and work-in-process ..........    $     59,000
     Finished goods .............................         307,000
                                                     ------------
                                                     $    366,000
                                                     ============

NOTE 3.  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements consist of the following:

     Furniture and equipment ....................    $    840,000
     Leasehold improvements .....................         206,000
                                                     ------------
                                                        1,046,000
     Less accumulated depreciation ..............        (825,000)
                                                     ------------
                                                     $    221,000
                                                     ============

In December 1995, the Company sold a large capacity freeze dryer for $40,000 which had been used by the Company to manufacture reagent powder for certain of its test kits. The Company has subcontracted with the purchaser of the this equipment to supply the Company's future requirements for reagent
materials.   The Company recorded a provision of $145,000 in September 1995 to write this equipment down to its net realizable value and to reserve for the estimated disposal costs.

NOTE 4.  STOCK OPTIONS, WARRANTS AND OTHER STOCK ACTIVITY

The Company has adopted three stock option plans under which a total of 1,450,000 shares of the Company's common stock were available for the granting of stock options to the Company's employees, consultants, officers and directors. Options granted under the Plans are exercisable during such period as defined by the Board of Directors.

A summary of stock option activity under the three stock option plans follows:

  Options granted and outstanding at September 30, 1994 ..          854,750
     Granted .............................................        1,080,000
     Expired or canceled .................................         (785,850)
     Exercised ...........................................              --
                                                                -----------
  Options granted and outstanding at September 30, 1995 ..        1,148,900
     Granted .............................................           25,000
     Expired or canceled .................................         (159,667)
     Exercised ...........................................           (9,333)
                                                                -----------
  Options granted and outstanding at September 30, 1996 ..        1,004,900
                                                                ===========
      Exercise price of outstanding options ..............      $1.00 - $5.00

                                  - 30 -

At September 30, 1996, options for 584,559 shares were exercisable and there were 178,692 options available for future grants.

In August 1995, the Company adopted a stock option plan for non-employee directors. Under this plan, each non-employee director is granted an option to purchase 25,000 shares of common stock on the first business day of each fiscal year.

A summary of stock option activity under the stock option plan for non-employee directors follows:

  Options granted and outstanding at September 30, 1995 ..               -0-
    Granted ..............................................            75,000
    Expired or canceled ..................................               --
    Exercised ............................................               --
                                                                ------------
  Options granted and outstanding at September 30, 1996 ..            75,000
                                                                ============
  Exercise price of outstanding options ..................            $1.375

At September 30, 1996, no options were exercisable and there were 425,000 options available for future grants. In October 1996, options to purchase a total of 100,000 shares at an exercise price of $1.00 per share were granted to the Company's four non-employee directors.

Pursuant to an agreement in March 1996, as consideration for future consulting services the Company issued 75,000 common stock purchase warrants to a financial public relations consultant. The warrants are exercisable at $1.25 per share and expire on March 31, 1999.

Pursuant to an agreement in January 1994, as consideration for future consulting services the Company issued 500,000 common stock purchase warrants to a management consulting firm which is affiliated with one of the Company s directors. The warrants were exercisable at $7.00 per share (with respect to 250,000 warrants) and $10.00 per share (with respect to the remaining 250,000 warrants), and expire on January 31, 1999. In January 1995, in recognition of this consulting firm s extensive services in working with federal government agencies to further the regulatory acceptance of the Company s products, the Board of Directors approved a reduction in the exercise price of these 500,000 warrants to $1.75 per share.

Pursuant to an agreement in February 1993, the Company issued 229,741 common stock purchase warrants to an investment banking firm which are exercisable at $4.00 per share until February 16, 1998. These warrants were issued as consideration for financial consulting services.

At September 30, 1996, there were 2,154,641 shares of common stock reserved for issuance upon future exercise of options and warrants outstanding at that date.

A portion of the stock options issued to employees includes a compensation element which is measured and recorded by the difference on the date of grant between the exercise price of the stock options and the fair market value of a share of common stock which is assumed to be the quoted price at the grant date under APB Opinion 25. Common stock purchase warrants issued in connection with a consulting agreement included a compensation element which was measured using its fair value. In connection with the stock options granted during 1996, $29,000 was recorded as compensation expense and contributed capital in the accompanying financial statements. There was no compensation recorded in the 1995 financial statements as a result of common stock purchase warrants or options.

NOTE 5.  INCOME TAXES

The Company has federal and state net operating loss carryforwards at September 30, 1996 which expire as follows:

        Date of                                           Research and
      Expiration         Federal            State          Development
      ----------      ------------       -----------      ------------
         1996                            $ 1,781,000
         1997                              1,404,000
         1998                              2,672,000
         1999                              1,188,000
         2000         $     52,000                           $   4,000
         2001              284,000           908,000            17,000
         2002              551,000                              25,000
         2003              398,000                              13,000
         2004
         2005            3,240,000                             105,000
         2006            3,443,000
         2007            2,816,000                              45,000
         2008            4,222,000                              73,000
         2009            2,643,000                              41,000
         2010            2,055,000                               2,000
                      ------------       -----------         ---------
                      $ 19,704,000       $ 7,953,000         $ 325,000
                      ============       ===========         =========

Due to ownership changes which occurred in fiscal 1991, 1993 and 1996, the utilization of approximately $8,000,000 of federal operating loss carryforwards is subject to annual limitations in future periods, which could substantially reduce the Company s ability to offset future taxable income. Utilization of operating loss carryforwards could be further constrained if additional ownership changes occur in the future.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial
reporting purposes and the amounts used for income tax purposes.   The
Company's deferred tax assets at September 30, 1996 and 1995 are comprised as follows:

                                                         September 30,
                                                ----------------------------
                                                       1996           1995
                                                ------------    ------------
Deferred tax assets:
  Inventory valuation ....................      $     29,000    $     36,000
  Accrued expenses .......................            31,000          99,000
  Allowance for doubtful accounts ........             4,000           6,000
  Other assets ...........................            12,000             --
  Research and development tax credits ...           323,000         323,000
  Net operating loss carryforwards .......         7,200,000       6,551,000
                                                ------------    ------------
                                                   7,599,000       7,015,000
Deferred tax liabilities:
  Depreciation ...........................           (23,000)        (19,000)
                                                ------------    ------------
Net deferred tax assets before allowance .         7,576,000       6,996,000
Valuation allowance for deferred tax assets       (7,576,000)     (6,996,000)
                                                ------------    ------------
Net deferred tax assets ..................      $        -0-    $        -0-
                                                ============    ============
                                  - 32 -

Management has deemed it appropriate to record a valuation allowance on the deferred tax assets due to the past losses and no assurance of future earnings.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates to income before income taxes due to the valuation allowance recorded on deferred tax assets.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Company leases its facility in Irvine, California for $6,400 per month under a two year lease which expires on February 28, 1998.

The Company has entered into equipment leases which are accounted for as operating leases. Future commitments under all of the Company's noncancelable equipment lease agreements are as follows:

      Fiscal 1997 ..........................        $    85,000
      Fiscal 1998 ..........................             35,000
                                                    -----------
                                                    $   121,000
                                                    ===========

Rent expense for the years ended September 30, 1996 and 1995 amounted to $130,000 and $160,000, respectively.

In 1988 the Company entered into an agreement with another company for an exclusive license to patent rights which are utilized in the Company's ocular irritancy diagnostic test. Under terms of this license agreement, the Company is required to pay royalties of 6% of products sold utilizing this patent. Royalty expense under this agreement, which is included in cost of revenues, amounted to $13,000 and $17,000 for the years ended September 30, 1996 and 1995, respectively. The license agreement expires upon expiration of the patent in 2003.

The Company is a defendant in a wrongful termination lawsuit which arose when the Company determined to liquidate its European subsidiary. Management, based in part on consultation with legal counsel, believes this suit is without substantial merit and should not result in a judgment which in the aggregate would have a material adverse effect on the Company s financial statements.

A restructuring reserve was established when the Company liquidated its European subsidiary. Management has elected to keep this accrual until all matters related to the liquidation have been settled.

NOTE 7.  RELATED PARTY TRANSACTIONS

In January 1995, the Company granted to a retiring director an option to purchase 30,000 shares of common stock at $1.75 per share in consideration for this individual agreeing to remain available as a consultant to the Company.

During the years ended September 30, 1996 and 1995, the Company paid $25,000 and $43,000, respectively, to an attorney who is a director of the Company.

The Company entered into a Distributorship Agreement in March 1996 to market the Guardian-DNA identification system developed and supplied by Miragen Inc. ("Miragen"). The Company holds exclusive rights to market and distribute

Guardian DNA products to birthing centers, hospitals and other institutional obstetric markets for an initial three year term, renewable annually thereafter. To maintain exclusive marketing rights under the Miragen Distributorship Agreement, the Company is required to attain minimum purchase quotas of at least 20,000 units in the first year of the agreement and at least 36,000 units in the second year of the agreement. Minimum purchase quotas for the third year of the agreement will be determined by mutual agreement approximately 120 days before that period commences. Two of the Company's officers, directors and shareholders are also officers, directors and shareholders of Miragen.

NOTE 8.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one primary industry segment, providing safety testing products and services including child safety and DNA identification products to institutions and parents and in vitro (non-animal) diagnostic tests to customers in the cosmetics, personal care, household products, textiles, pharmaceuticals, chemicals and hazardous waste transportation industries.

Sales, operating loss, and identifiable assets by geographic area for the years ended September 30, 1996 and 1995 are as follows:

                                                   Year ended September 30,
                                                ----------------------------
                                                       1996           1995
                                                ------------    ------------
  Revenues:
    United States ........................      $    684,000    $    735,000
    Europe ...............................           248,000         239,000
    Asia .................................           131,000         163,000
                                                ------------    ------------
                                                $  1,063,000    $  1,137,000
                                                ============    ============
  Operating loss:
    United States ........................      $ (1,890,000)   $ (2,849,000)
    Europe ...............................           (56,000)        (63,000)
    Asia .................................           (27,000)        (39,000)
                                                ------------    ------------
                                                $ (1,973,000)   $ (2,951,000)
                                                ============    ============
  Identifiable assets:
    United States ........................      $  2,289,000    $  3,034,000
    Europe ...............................            54,000          73,000
    Asia .................................            72,000          46,000
                                                ------------    ------------
                                                $  2,415,000    $  3,153,000
                                                ============    ============

NOTE 9.   SUBSEQUENT EVENTS

The stock subscription receivable of $250,000 was collected in October 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Inapplicable.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

[This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders.]

ITEM 10.   EXECUTIVE COMPENSATION

[This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders.]

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

[This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders.]

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

[This information is incorporated by reference to the Company's proxy statement for its 1997 Annual Meeting of Shareholders.]


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.   The following exhibits are filed with this Report or are
incorporated by reference herein:

# Indicates exhibits filed with this Report; all other exhibits are incorporated by reference to prior filings.

(M)   Denotes management contract or compensation plan or arrangement.


     Exhibit
       No.       Description
     -------     -------------------------------------------------------

  3.1   Registrant's Restated Articles of Incorporation as filed with
        Secretary of State of California on February 8, 1996
        (incorporated by reference to Exhibit 3.1 filed with Registrant's Quarterly Report on Form 10-QSB for the Quarter ended December 31, 1995).

  3.2   Bylaws of the Registrant (incorporated by reference to Exhibit
        3.2 filed with Registrant's Registration Statement on Form S-1,
        Commission File No. 33-39125).

  3.3 Amendment to Section 2 of Article III of Registrant's ByLaws, adopted by shareholder vote on March 27, 1992 (incorporated by reference to Exhibit 3.2.2 filed with Registrant's Report on Form 10-Q for the quarter ended March 31, 1992).





  3.4   Amendment to Sections 6 and 7 of Article IX of Registrant's
        ByLaws, adopted by director vote on October 21, 1992
        (incorporated by reference to Exhibit 3.2.3 filed with Registrant's Post-Effective Amendment No. 4 to Registration
        Statement on Form S-1, Commission File No. 33-39125).

  (M)   10.1     Registrant's 1988 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with Registrant's Registration Statement on Form S-1, Commission File No. 33-39125).

  (M)   10.2     Registrant's 1991 Stock Option Plan (incorporated by reference to Exhibit 10.11 filed with Registrant's Report on Form 10-K for the Transition Period Ended September 30, 1991).

  (M)   10.3     Registrant's 1992 Stock Option Plan (incorporated by reference to Exhibit 10.3.1 filed with Registrant's Report on Form 10-K for the year ended September 30, 1992).

  (M)   10.4     Registrant's 1996 Stock Option Plan for Non-Employee Directors
                 (incorporated by reference to Exhibit 10.4 filed with
                 Registrant's Annual Report on Form 10-K for the Fiscal Year
                 ended September 30, 1995).

  (M)   10.5.1   Stock Option Agreement under 1996 Stock Option Plan for Non-
                 Employee Directors dated October 2, 1995 granted by Registrant to William M. Curtis covering 25,000 shares (incorporated by reference to Exhibit 10.5 filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1995).

  (M)   10.5.2   Stock Option Agreement under 1996 Stock Option Plan for Non-
                 Employee Directors dated October 2, 1995 granted by Registrant to Irwin J. Gruverman covering 25,000 shares (incorporated by reference to Exhibit 10.6 filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1995).

  (M)   10.5.3   Stock Option Agreement under 1996 Stock Option Plan for Non-
                 Employee Directors dated October 2, 1995 granted by Registrant to Jeffrey A. Safchik covering 25,000 shares (incorporated by reference to Exhibit 10.7 filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1995).

# (M)   10.5.4   Stock Option Agreement under 1996 Stock Option Plan for Non-
                 Employee Directors dated October 1, 1996 granted by Registrant to William M. Curtis covering 25,000 shares.

# (M)   10.5.5   Stock Option Agreement under 1996 Stock Option Plan for Non-
                 Employee Directors dated October 1, 1996 granted by Registrant to Irwin J. Gruverman covering 25,000 shares.

# (M)   10.5.6   Stock Option Agreement under 1996 Stock Option Plan for Non-
                 Employee Directors dated October 1, 1996 granted by Registrant to Jeffrey A. Safchik covering 25,000 shares.

# (M)   10.5.7   Stock Option Agreement under 1996 Stock Option Plan for Non-
                 Employee Directors dated October 1, 1996 granted by Registrant to David A. Reed covering 25,000 shares.

  (M)   10.6.1   Stock Option Agreement under 1992 Stock Option Plan dated
                 October 29, 1992 granted by Registrant to William M. Curtis covering 50,000 shares (incorporated by reference to Exhibit
                 10.3.5 filed with Registrant's Report on Form 10-K for the year ended September 30, 1992).




  (M)   10.6.2   Stock Option Agreement under 1992 Stock Option Plan dated
                 September 29, 1994 granted by Registrant to Jeffrey A. Safchik covering 50,000 shares (incorporated by reference to Exhibit
                 10.8 filed with Registrant's Report on Form 10-K for the year ended September 30, 1994).

  (M)   10.6.3   Stock Option Agreement under 1992 Stock Option Plan dated
                 November 7, 1994 granted by Registrant to W. Richard Ulmer covering 250,000 shares (incorporated by reference to Exhibit
                 10.12 filed with Registrant's Report on Form 10-K for the year ended September 30, 1994).

  (M)   10.6.4   Stock Option Agreement under 1991 Stock Option Plan dated
                 September 1, 1995 granted by Registrant to W. Richard Ulmer covering 160,000 shares  (incorporated by reference to Exhibit
                 10.36 filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1995).

  (M)   10.6.5   Stock Option Agreement under 1992 Stock Option Plan dated
                 September 1, 1995 granted by Registrant to Dennis E. Chenoweth
                 covering 60,000 shares   (incorporated by reference to Exhibit
                 10.38 filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1995).

  (M)   10.7     Employment agreement dated November 2, 1994 between the
                 Registrant and W. Richard Ulmer (incorporated by reference to
                 Exhibit 10.15 filed with Registrant's Report on Form 10-K for the year ended September 30, 1994).

        10.8.1   Indemnification Agreement dated August 27, 1992 between
                 Registrant and William M. Curtis (incorporated by reference to
                 Exhibit 10.31 filed with Registrant's Report on Form 10-K for the year ended September 30, 1992).

  10.8.2         Indemnification Agreement dated March 11, 1993 between
                 Registrant and Irwin J. Gruverman (incorporated by reference to Exhibit 10.34 filed with Registrant's Post-Effective
                 Amendment No. 1 to Registration Statement on Form S-1,
                 Commission File No. 33-39125).

  10.8.3         Indemnification Agreement dated August 24, 1995 between
                 Registrant and Dennis E. Chenoweth (incorporated by reference to Exhibit 10.19 filed with Registrant's Annual Report on Form
                 10-K for the Fiscal Year ended September 30, 1995).

  10.8.4         Indemnification Agreement dated February 8, 1994 between
                 Registrant and Jeffrey A. Safchik (incorporated by reference to Exhibit 10.49 filed with Registrant's Report on Form 10-Q for the quarter ended March 31, 1994).

  10.8.5         Indemnification Agreement dated November 15, 1994 between
                 Registrant and W. Richard Ulmer (incorporated by reference to
                 Exhibit 10.22 filed with Registrant's Report on Form 10-K for the year ended September 30, 1994).

# 10.8.6         Indemnification Agreement dated August 5, 1996 between
                 Registrant and David A. Reed.

  10.9  Form of Series B Common Stock Purchase Warrants exercisable at
        $3.50 per share until May 28, 1997 (incorporated by reference to Exhibit 10.1 filed with Registrant's Report on Form 10-Q for the quarter ended June 30, 1992).



  10.10 Form of Series C Common Stock Purchase Warrants exercisable at
        $4.00 per share until February 16, 1998 (incorporated by reference to Exhibit 10.38 filed with Registrant's Report on Form 10-K for the year ended September 30, 1993).

  (M)   10.11.1  Consulting Agreement dated January 31, 1994 between Registrant and Greenstreet Partners (incorporated by reference to Exhibit
                 10.45 filed with Registrant's Report on Form 10-Q for the quarter ended March 31, 1994).

  (M)   10.11.2  Warrant Agreement dated March 9, 1994 between Registrant and
                 Greenstreet Partners relating to Redeemable Series D Common
                 Stock Purchase Warrants covering 250,000 shares expiring on January 31, 1999 (incorporated by reference to Exhibit 10.46 filed with Registrant's Report on Form 10-Q for the quarter ended March 31, 1994).

  (M)   10.11.3  Letter Agreement dated March 26, 1995 amending Warrant
                 Agreement dated March 9, 1994 between Registrant and
                 Greenstreet Partners relating to Redeemable Series D Common
                 Stock Purchase Warrants covering 250,000 shares expiring on January 31, 1999 (incorporated by reference to Exhibit 10.2 filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

  (M)   10.11.4  Warrant Agreement dated March 9, 1994 between Registrant and
                 Greenstreet Partners relating to Redeemable Series E Common
                 Stock Purchase Warrants covering 250,000 shares expiring on January 31, 1999 (incorporated by reference to Exhibit 10.47 filed with Registrant's Report on Form 10-Q for the quarter ended March 31, 1994).

  (M)   10.11.5  Letter Agreement dated March 26, 1995 amending Warrant
                 Agreement dated March 9, 1994 between Registrant and
                 Greenstreet Partners relating to Redeemable Series E Common
                 Stock Purchase Warrants covering 250,000 shares expiring on January 31, 1999 (incorporated by reference to Exhibit 10.3 filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

# 10.12 Warrant Agreement dated March 21, 1996 between Registrant and
        Bob Grossmann relating to Common Stock Purchase Warrants Series
        F covering 75,000 shares expiring on March 31, 1999.

  10.13.1        Lease dated May 11, 1990 between Registrant as lessee and Dale
                 M. Kellogg and Barbara T. Kellogg, Trustees, as lessor, for facilities at 16632 Millikan Avenue, Irvine, California
                 (incorporated by reference to Exhibit 10.2 filed with Registrant's Registration Statement on Form S-1, Commission
                 File No. 33-39125).

# 10.13.2        Third Amendment dated January 23, 1996 to Lease dated May 11,
                 1990  between Registrant as lessee and Dale M. Kellogg and
                 Barbara T. Kellogg, Trustees, as lessor, for facilities at
                 16632 Millikan Avenue, Irvine, California.

  10.14 License Agreement dated July 1, 1988 between the Registrant and
        Preventive Diagnostics Corporation (incorporated by reference to Exhibit 10.5 filed with Registrant's Registration Statement on Form S-1, Commission File No. 33-39125).





  10.15.1        Distributorship Agreement dated March 11, 1996 between the
                 Registrant and Miragen Inc. (incorporated by reference to Exhibit 10.39 filed with Registrant's Quarterly Report on Form
                 10-QSB for the Quarter ended March 31, 1996).

# 10.15.2        Amendment dated November 25, 1996 to Distributorship Agreement between the Registrant and Miragen Inc.

  10.16 Form of Regulation S Offshore Transaction Subscription
        Agreement executed by the Registrant in connection with the sale of 600,000 shares of Common Stock on May 16, 1996
        (incorporated by reference to Exhibit 10.40 filed with Registrant's Report on Form 8-K dated as of May 16, 1996).

  10.17 Regulation S Offshore Transaction Subscription Agreement dated
        June 18, 1996 between the Registrant and Angelina Panvini as to the sale of 649,350 shares of Common Stock (incorporated by reference to Exhibit 10.41 filed with Registrant's Report on Form 8-K dated as of June 18, 1996).

  10.18 Regulation S Offshore Transaction Subscription Agreement dated
        September 30, 1996 between the Registrant and Wahoo
        International Corporation as to the sale of 639,948 shares of Common Stock (incorporated by reference to Exhibit 10.42 filed with Registrant's Report on Form 8-K dated as of October 7,
        1996).

  10.19 Regulation S Offshore Transaction Subscription Agreement dated
        September 30, 1996 between the Registrant and Settondown
        Capital International Ltd. as to the sale of 159,987 shares of Common Stock (incorporated by reference to Exhibit 10.43 filed with Registrant's Report on Form 8-K dated as of October 7,
        1996).

# 10.20 Agreement dated October 24, 1996 between the Registrant and
        American Sampling Incorporated for distribution of Guardian DNA materials in GiftPaxs to participating hospitals.

# 23.1  Consent of Counsel

# 23.2 Consent of McGladrey & Pullen, LLP, independent public accountants.

#     27         Financial Data Schedule at September 30, 1996.

# 99.1  Cautionary Statement for Purposes of the "Safe Harbor"
        Provisions of the Private Securities Litigation Reform Act of
        1995.

(b)      REPORTS ON FORM 8-K.

  There were no Reports on Form 8-K filed by the Company during the quarter ended September 30, 1996. A Report on Form 8-K dated as of October 7, 1996 was filed concerning the sale of 799,935 shares of the Company's Common Stock in a Regulation S private placement offshore financing transaction pursuant to agreements executed on September 30, 1996.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 17, 1996

        INVITRO INTERNATIONAL
              (Registrant)

        By: /s/  W. Richard Ulmer
            ---------------------------------
            W. Richard Ulmer, President and Chief Executive Officer
              (principal executive officer; principal financial officer)

        By: /s/  Kristina A. Parker
            ---------------------------------
            Kristina A. Parker, Controller
              (principal accounting officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Signature                    Capacity                       Date
-----------------------          ---------            ------------------------


/s/  Dennis E. Chenoweth
------------------------          Director                  December 17, 1996
Dennis E. Chenoweth


/s/  William M. Curtis
------------------------          Director                  December 17, 1996
William M. Curtis


/s/  Irwin J. Gruverman
------------------------          Director                  December 17, 1996
Irwin J. Gruverman


/s/  David A. Reed
------------------------          Director                  December 17, 1996
David A. Reed


/s/  Jeffrey A. Safchik
------------------------          Director                  December 17, 1996
Jeffrey A. Safchik


/s/  W. Richard Ulmer
------------------------          Director                  December 17, 1996
W. Richard Ulmer

                                  - 40 -