Form 10QSB
period 1996-12-31
INVITRO INTERNATIONAL /
filed 1997-02-04
CIK 872610

 =========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended:    DECEMBER 31, 1996
                                           ------------------

 [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                        Commission File No. 0-19241


                           INVITRO INTERNATIONAL
 --------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

        California                                          33-0149560
 --------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

 16632 Millikan Avenue, Irvine, California                      92606
 --------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

 Registrant's telephone number, including area code:(714) 851-8356

                             (Not applicable)
 --------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)


 Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
 for the past 90 days.     YES [X]    NO [ ]

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, without
 par value, outstanding as of February 4, 1997:   14,028,300 shares.

 Transitional Small Business Disclosure Format (check one):
 YES [ ]   NO [X]


 =========================================================================

                          INVITRO INTERNATIONAL
                                   INDEX

                                                                       Page
                                                                      Number
                                                                      ------
 Part I    FINANCIAL INFORMATION:

 Item 1.   Financial Statements:

           Balance Sheets at December 31, 1996
              and September 30, 1996 .................................    1
           Statements of Operations for the Three Months
              ended December 31, 1996 and 1995 .......................    2
           Statement of Changes in Shareholders' Equity
              for the Three Months ended December 31, 1996 ...........    3
           Statements of Cash Flows for the Three Months
              ended December 31, 1996 and 1995 .......................    4
           Notes to Unaudited Financial Statements
              at December 31, 1996 ...................................    5

 Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

           Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..........    7

 PART II   OTHER INFORMATION:

           Item 4.  Submission of Matters to a Vote
                       of Security Holders ...........................    9
           Item 6.  Exhibits and Reports on Form 8-K .................   10

 SIGNATURES ..........................................................   10


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

 CAUTIONARY STATEMENTS

       In connection with the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, the Company has filed cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Reference is made to
 Exhibit 99.1 filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.

                     PART I.  FINANCIAL INFORMATION

                           INVITRO INTERNATIONAL
                        CONSOLIDATED BALANCE SHEETS

                                                    December 31,  September 30,
                                                        1996           1996
                                                   ------------   ------------
         ASSETS:

 Current assets:
   Cash and cash equivalents ....................  $    859,000   $  1,209,000
   Accounts receivable - net of allowance for
     doubtful accounts of $10,000 at
     December 31, 1996 and $10,000 at
     September 30, 1996 .........................       188,000        146,000
   Stock subscription receivable ................           --         250,000
   Inventories ..................................       510,000        366,000
   Prepaid expenses .............................        37,000         57,000
                                                   ------------   ------------
       Total current assets .....................     1,594,000      2,028,000

 Furniture, equipment and leasehold
   improvements, net ...........................        203,000        221,000

 Deposits and other assets .....................        157,000        166,000
                                                   ------------   ------------

 Total Assets ..................................   $  1,954,000   $  2,415,000
                                                   ============   ============

         LIABILITIES AND SHAREHOLDERS' EQUITY:

 Current liabilities:
   Accounts payable ............................   $    257,000   $    174,000
   Accrued payroll and employee benefits .......         76,000         82,000
   Accrued restructuring costs .................         51,000         51,000
   Accrued private placement costs .............            --          25,000
   Other accrued liabilities ...................         15,000         19,000
                                                   ------------   ------------
       Total current liabilities ...............        399,000        351,000
                                                   ------------   ------------
 Commitments and Contingencies

 Shareholders' Equity:
   Preferred stock, no par value;
     1,000,000 shares authorized;
     no shares issued or outstanding ...........            --             --
   Common stock, no par value;
     40,000,000 shares authorized;
     Issued and outstanding, 14,028,300 shares
       at Dec 31, 1996 and 13,228,365 shares
       at Sept 30, 1996 ........................     25,036,000     24,811,000
     Subscribed but not paid for and not issued,
       799,935 shares at Sept 30, 1996 .........            --         225,000
   Accumulated deficit .........................    (23,534,000)   (23,028,000)
   Currency translation adjustment .............         53,000         56,000
                                                   ------------   ------------
       Total shareholders' equity ..............      1,555,000      2,064,000
                                                   ------------   ------------

 Total Liabilities and Shareholders' Equity ....   $  1,954,000   $  2,415,000
                                                   ============   ============

              See accompanying notes to financial statements.

                          INVITRO INTERNATIONAL
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months ended
                                                            December 31,
                                                   ---------------------------
                                                         1996           1995
                                                   ------------   ------------

 Revenues ......................................   $    259,000   $    225,000
                                                   ------------   ------------

 Costs and expenses:

    Cost of revenues ...........................        184,000        166,000

    Selling, general and
      administrative expenses ..................        586,000        544,000

    Research and development ...................          9,000         70,000
                                                   ------------   ------------

         Total costs and expenses ..............        779,000        780,000
                                                   ------------   ------------


 Operating loss ................................       (520,000)      (555,000)


 Interest income ...............................         14,000         33,000
                                                   ------------   ------------


 Net loss ......................................   $   (506,000)  $   (522,000)
                                                   ============   ============


 Net loss per common share .....................   $       (.04)  $       (.04)
                                                   ============   ============

 Weighted average
   common shares outstanding ...................     14,028,300     11,969,682
                                                   ============   ============










              See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1996



                        Common Stock        Common Stock Subscriptions                  Currency         Total
                  ------------------------  --------------------------   Accumulated   translation   Shareholders'
                     Shares      Amount        Shares        Amount         deficit    adjustments      Equity
                  ----------  ------------  -----------  -------------  -------------  -----------   ------------
Balances at
September 30,
1996 ...........  13,228,365  $ 24,811,000      799,935  $     225,000  $ (23,028,000) $    56,000   $  2,064,000


Payment of
of common
stock
subscription....     799,935       225,000     (799,935)      (225,000)            --           --             --


Net loss for
the three
months ended
Dec 31, 1996....          --            --           --             --       (506,000)          --       (506,000)

Currency
translation
adjustments ....          --            --           --             --             --       (3,000)        (3,000)
                  ----------  ------------  -----------  -------------  -------------  -----------   ------------

Balances at
December 31,
1996 ...........  14,028,300  $ 25,036,000         -0-   $        -0-   $ (23,534,000) $    53,000   $  1,555,000
                  ==========  ============  ===========  =============  =============  ===========   ============












       See accompanying notes to consolidated financial statements.

                           INVITRO INTERNATIONAL
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months ended
                                                            December 31,
                                                   ---------------------------
                                                         1996           1995
                                                   ------------   ------------
 OPERATING ACTIVITIES:
 Net loss .......................................  $   (506,000)  $   (522,000)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization ..............        28,000         34,000
     Changes in operating assets and liabilities:
       Accounts receivable ......................       (42,000)        27,000
       Inventories ..............................      (144,000)        23,000
       Prepaid expenses and other assets ........        23,000         19,000
       Accounts payable and accrued expenses ....        73,000        (41,000)
                                                   ------------   ------------
 Net Cash Provided By (Used In)
   Operating Activities .........................      (568,000)      (460,000)
                                                   ------------   ------------
 INVESTING ACTIVITIES:
 Proceeds from sale of equipment ................           --          40,000
 Capital expenditures ...........................        (3,000)       (16,000)
 Additions to capitalized patent costs ..........        (2,000)        (8,000)
                                                   ------------   ------------
 Net Cash Provided By (Used In)
   Investing Activities .........................        (5,000)        16,000
                                                   ------------   ------------
 FINANCING ACTIVITIES:
 Net cash provided by sale of common stock ......       225,000            --
                                                   ------------   ------------

 Effect of exchange rate changes on cash ........        (2,000)        (3,000)
                                                   ------------   ------------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .........................      (350,000)      (447,000)
 Cash and cash equivalents at beginning of year .     1,209,000      1,165,000
                                                   ------------   ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $    859,000   $    718,000
                                                   ============   ============
 Supplemental disclosures
 of cash flow information:
   Cash paid during the period for:
       Income taxes .............................  $        --    $      1,000
                                                   ============   ============




              See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                             DECEMBER 31, 1996

 NOTE 1  --   INTERIM FINANCIAL INFORMATION.

 The accompanying unaudited financial statements of InVitro International, a California corporation (the "Company") at December 31, 1996 and for the three month periods ended December 31, 1996 and 1995 have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission and, in the opinion of the Company's management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules. Reference is made to Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 for a summary of significant accounting policies utilized by the Company. It is suggested that the financial statements at December 31, 1996 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

 Results of operations for the three months ended December 31, 1996 and 1995 may not necessarily be indicative of results for the full fiscal year.

 NOTE 2  --   CASH EQUIVALENTS.   For financial reporting purposes, cash
 equivalents consist of money market fund accounts and all other highly liquid investments with a maturity of three months or less when purchased. At December 31, 1996, the Company had approximately $809,000 on deposit in a money-market mutual fund.

 NOTE 3 --  INVENTORIES.   Inventories consist of the following at December
 31, 1996 and September 30, 1996:

                                              December 31,    September 30,
                                                   1996             1996
                                              ------------     ------------
       Raw materials and work-in-process ..   $     60,000     $     59,000
       Finished goods .....................        450,000          307,000
                                              ------------     ------------
                                              $    510,000     $    366,000
                                              ============     ============

 Inventories are stated at the lower of cost (first-in, first-out method) or market. Management has recorded reserves that they believe are appropriate for obsolete inventory. However, the Company has purchased inventories of Guardian DNA in anticipation of future sales and adjustments to the inventory reserve would be required if such sales are not generated.

 NOTE 4  --   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.   Furniture,
 equipment and leasehold improvements consist of the following at December 31, 1996 and September 30, 1996:

                                              December 31,    September 30,
                                                   1996             1996
                                              ------------     ------------
       Furniture and equipment ............   $    843,000     $    840,000
       Leasehold improvements .............        206,000          206,000
                                              ------------     ------------
                                                 1,049,000        1,046,000
       Less accumulated depreciation ......       (846,000)        (825,000)
                                              ------------     ------------
                                              $    203,000     $    221,000
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

 NOTE 5  --   EARNINGS PER SHARE.   Earnings per share were computed by
 dividing net loss for the period by the weighted average number of shares of common stock and dilutive common stock equivalents. All common stock equivalents (stock options and warrants) have been excluded from earnings per share for the periods ended December 31, 1996 and 1995, as the effect of these common stock equivalents is antidilutive.

 NOTE 6  --   COMMITMENTS AND CONTINGENCIES.

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

 RESULTS OF OPERATIONS:

       REVENUES:   For the quarter ended December 31, 1996 (the "1996
 Period") revenues were $259,000, an increase of 15% from revenues of $225,000 in the comparable quarter of the prior fiscal year ended December 31, 1995 (the "1995 Period"). The increase was primarily attributable to $31,000 in revenues from the initial introduction of Guardian DNA products; revenues from laboratory and other services increased by $34,000, offset in part by a $31,000 decline in kit sales of the Company's safety testing products.

       For the reasons discussed in more detail below, the Company's management believes sales declines in prior periods were stabilized in the last half of the fiscal year ended September 30, 1996 and that revenues should increase in future periods. The Company recognized that sales of EYTEX and SKINTEX ocular and dermal irritation test kits experienced declines in 1994 and 1995. The Company reformatted these tests into a newly configured IRRITECTION Assay System, which included an automated plate reader system. Availability of the Company's internal testing services have been emphasized for smaller accounts, isolated testing requirements and as a first step in evaluation for prospective new accounts. Sales of CORROSITEX test kits to determine Packing Group classification of corrosive substances declined during 1995 and 1996 because of a continuing high level of industry noncompliance with DOT Packing Group classification regulations. The Company anticipates that sales of CORROSITEX may benefit in the future by a proposed addition to the U.S. Environmental Protection Agency ("EPA") manual of solid waste test methods, which lists CORROSITEX as a method of characterizing dermal corrosivity (EPA Publication SW-846, Method 1120).

       To take advantage of its internal sales force and distribution capabilities, the Company entered into an exclusive distributorship agreement in March 1996 to market the Guardian-DNA child identification system to and through hospitals, birthing and other institutional obstetric markets. During October 1996, the Company entered into an agreement providing for the distribution of Guardian DNA literature and discount coupons in hospital gift packs to approximately 3.7 million new mothers from January through December 1997. Management anticipates that the Guardian DNA product line will increase the Company's revenues in future periods although there can be no assurance of such revenue increases. Initial indications of order response to the distribution of hospital gift packs are not expected until February and March 1997.

       COSTS OF GOODS SOLD:    Cost of revenues for the 1996 Period were
 $184,000, or approximately 71% of sales, compared to $166,000, or 74% of sales, for the 1995 Period, resulting in gross profit margins of 29% for the 1996 Period compared to 26% in the 1995 Period. The increase in gross profit margins for the 1996 Period resulted primarily from increased sales and improvement in gross profit on the CORROSITEX product line. Due to fixed manufacturing costs, a portion of which are unabsorbed due to low revenues, gross margins for the Company's proprietary in vitro products and services are expected to remain at or near present levels until sales growth necessary to absorb a higher percentage of fixed costs is attained, as to which there can be no assurance. However, the Company anticipates that gross margins in future periods will show continued improvement due to the Company's introduction of the Guardian DNA product line, since the Company's cost of revenues for Guardian DNA is limited to the purchase of finished kits from a supplier and a limited amount of warehouse space to store Guardian DNA inventories.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
 administrative expenses were $586,000 in the 1996 Period, an increase of approximately $42,000, or 8%, compared to $544,000 in selling, general and administrative expenses for the 1995 Period. The increase is primarily due to increased marketing expenses associated with the introduction of Guardian DNA products.

       RESEARCH AND DEVELOPMENT.    Research and development expenses for
 the 1996 Period were $9,000, a $61,000 decrease, or 87%, from $70,000 in research and development expenses in the 1995 Period. To conserve capital resources, the Company has elected to outsource as much of its research and development requirements for the near term as is possible. Consistent with this policy, the decline in research and development expenses is primarily attributable to reductions in personnel and decreased expenditures for research materials and supplies.

       The Company has entered into strategic alliances with third parties to promote joint development of industry product applications. Agreements were entered into with Celsis International and Tanks Inc. in February 1996. The alliance with Celsis will assess the effectiveness of the Company's IRRITECTION assay system in markets for animal testing, and the Tanks Inc. alliance will assess the effectiveness of CORROSITEX in conjunction with Tanks' Barrier products in petrochemical and other corrosion removal markets. In cooperation with one of its contract laboratories, Burlington Research, the Company has targeted major textile manufacturers and installed the IRRITECTION assay system in two textile manufacturing companies during the quarter ended December 31, 1996.

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

       OTHER INCOME.    Interest income was $14,000 in the 1996 Period, a
 decline of $19,000 compared to the 1995 Period. The decrease in interest income was attributable to a reduction in cash balances compared to the 1995 Period.

       NET LOSS.    The Company's net loss of $506,000 during the 1996
 Period declined by approximately $16,000, a 3% decrease compared to the $522,000 net loss for the 1995 Period. The Company's management anticipates the Company will continue to incur losses, but at a lower rate based on expectations of sales growth noted above, for the immediate near term due to the Company's current level of fixed expenses for manufacturing overhead and selling, general and administrative expenses. Losses are expected to continue until such time as sales increase to a level necessary to absorb fixed costs. No assurances can be given as to whether or when sales increases may be achieved. Sales increases will be dependent in part upon expanding use of the Company's products and services by customers and in part upon sales and marketing of new products by the Company.

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

 LIQUIDITY AND CAPITAL RESOURCES:

       At December 31, 1996, the Company's cash resources totalled $859,000 and its working capital was $1,195,000. During the three months ended December 31, 1996, the Company's cash and cash equivalents securities decreased by $350,000, due primarily to cash outflows used by operating activities of $568,000, partially offset by the collection of $225,000 in net proceeds from the sale of common stock.

       The Company's principal capital requirements include working capital to finance sales and marketing activities, other general and administrative expenses and product development. The Company has no significant pending commitments for capital expenditures, and capital equipment additions are not expected to be material in amount for the foreseeable future. During the three months ended December 31, 1996, the Company's inventories increased by $144,000 primarily as the result of increases in quantities of Guardian DNA to support the market launch of that product line.

       Management is actively pursuing strategies to increase the Company's sales volume and reduce its negative cash flow. Based on currently planned activities and assuming reasonable revenue increases projected by the Company's strategic plan, management believes that its cash resources at December 31, 1996 are sufficient to fund the Company's operations for at least the next nine months. The Company also reserves the right to raise additional capital through the sale of common equity. There can be no assurance the Company would be successful in efforts to raise additional capital.

                       PART II -- OTHER INFORMATION

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The 1997 annual meeting of the Company's stockholders was held on January 31, 1997. Matters voted on at the annual meeting included (i) the annual election of six directors to the Company's Board of Directors; and
 (ii) a proposal to authorize an amendment to the Company's articles of incorporation to effect a 1-for-10 reverse stock split as to the Company's common stock. All of such matters were described in the Company's proxy statement dated December 30, 1996, definitive copies of which were filed with the Securities and Exchange Commission. The results of voting on matters presented to the meeting were as follows:

 (i) Incumbent directors Dennis E. Chenoweth, William M. Curtis, Irwin J. Gruverman, David A. Reed, Jeffrey A. Safchik and W. Richard Ulmer were re-elected as directors of the Company, each to serve for a term of one year until the next annual meeting of shareholders in 1998 and until their successors are elected and shall qualify.

 (ii) The proposal to authorize an amendment of the Company's articles of incorporation to effect a 1-for-10 reverse stock split as to the Company's outstanding common stock and reduce the authorized common stock to 4,000,000 shares was adopted and approved by a vote of 10,347,278 shares in favor, 1,130,456 shares against and 21,690 shares abstaining.

 Although the 1-for-10 reverse stock split as to the Company's common stock was authorized by the requisite vote of shareholders, the Company's Board of Directors has determined to defer a decision on whether and when to implement a reverse stock split until a subsequent meeting of the Board of Directors. In evaluating this proposal, the Board intends to consider the timing of proposed revisions to Nasdaq rules relating to the listing of common stock in the Nasdaq SmallCap Market system and will also assess initial results from the GiftPax program for distribution of Guardian DNA sales materials by hospitals.

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)   EXHIBITS.

 Exhibit
   No.     Description
 ------    ------------

   27      Financial Data Schedule at December 31, 1996.


 (b)   REPORTS ON FORM 8-K.   No reports on Form 8-K were filed during the
 quarter ended December 31, 1996.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date:  February 4, 1997

                       INVITRO INTERNATIONAL
                         (Registrant)

                       By: /s/  W. Richard Ulmer
                           -----------------------------
                           W. Richard Ulmer, President,
                              Chief Executive Officer and
                              Chief Financial Officer


                       By: /s/ Kristina A. Parker
                           -----------------------------
                           Kristina A. Parker,
                              Chief Accounting Officer