Form 10QSB
period 1997-03-31
INVITRO INTERNATIONAL /
filed 1997-05-15
CIK 872610

==================================================================
=======
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended:    MARCH 31, 1997
                                           --------------

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

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, without
 par value, outstanding as of May 14, 1997:   14,028,300 shares.

 Transitional Small Business Disclosure Format (check one):
 YES [ ]   NO [X]



==================================================================
=======

                          INVITRO INTERNATIONAL
                                   INDEX

                                                                       Page
                                                                      Number
                                                                      ------
 Part I    FINANCIAL INFORMATION:

 Item 1.   Financial Statements:

           Balance Sheets at March 31, 1997
              and September 30, 1996 .................................    1

           Statements of Operations for the Six Months and
              Three Months ended March 31, 1997 and 1996 .............    2

           Statement of Changes in Shareholders' Equity
              for the Six Months ended March 31, 1997 ................    3

           Statements of Cash Flows for the Six Months
              ended March 31, 1997 and 1996 ..........................    4

           Notes to Unaudited Financial Statements
              at March 31, 1997 ......................................    5

 Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION:

           Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..........    8

 PART II   OTHER INFORMATION:

           Item 5.  Other Information ................................   10

           Item 6.  Exhibits and Reports on Form 8-K .................   11

 SIGNATURES ..........................................................   12


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

                     PART I.  FINANCIAL INFORMATION

                           INVITRO INTERNATIONAL
                        CONSOLIDATED BALANCE SHEETS

                                                      March 31,   September 30,
                                                        1997           1996
                                                   ------------   ------------
         ASSETS:

 Current assets:
   Cash and cash equivalents ....................  $    383,000   $  1,209,000
   Accounts receivable - net of allowance for
     doubtful accounts of $10,000 at
     March 31, 1997 and $10,000 at
     September 30, 1996 .........................       157,000        146,000
   Stock subscription receivable ................           --         250,000
   Inventories ..................................       503,000        366,000
   Prepaid expenses .............................        45,000         57,000
                                                   ------------   ------------
       Total current assets .....................     1,088,000      2,028,000

 Furniture, equipment and leasehold
   improvements, net ...........................        182,000        221,000

 Deposits and other assets .....................        144,000        166,000
                                                   ------------   ------------

 Total Assets ..................................   $  1,414,000   $  2,415,000
                                                   ============   ============

         LIABILITIES AND SHAREHOLDERS' EQUITY:

 Current liabilities:
   Accounts payable ............................   $    130,000   $    174,000
   Accrued payroll and employee benefits .......         70,000         82,000
   Accrued restructuring costs .................         51,000         51,000
   Accrued private placement costs .............            --          25,000
   Other accrued liabilities ...................          8,000         19,000
                                                   ------------   ------------
       Total current liabilities ...............        259,000        351,000
                                                   ------------   ------------
 Commitments and Contingencies

 Shareholders' Equity:
   Preferred stock, no par value;
     1,000,000 shares authorized;
     no shares issued or outstanding ...........            --             --
   Common stock, no par value;
     40,000,000 shares authorized;
     Issued and outstanding, 14,028,300 shares
       at Mar 31, 1997 and 13,228,365 shares
       at Sept 30, 1996 ........................     25,036,000     24,811,000
     Subscribed but not paid for and not issued,
       799,935 shares at Sept 30, 1996 .........            --         225,000
   Accumulated deficit .........................    (23,929,000)   (23,028,000)
   Currency translation adjustment .............         48,000         56,000
                                                   ------------   ------------
       Total shareholders' equity ..............      1,155,000      2,064,000
                                                   ------------   ------------

 Total Liabilities and Shareholders' Equity ....   $  1,414,000   $  2,415,000
                                                   ============   ============

              See accompanying notes to financial statements.

                          INVITRO INTERNATIONAL
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months ended         Six Months ended
                                         March 31,                 March 31,
                                 ------------------------   ----------------------
                                       1997         1996         1997         1996
                                 -----------  -----------   ----------   ----------

REVENUES ....................... $   164,000  $   260,000   $  423,000   $  485,000
                                 -----------  -----------   ----------   ----------

COSTS AND EXPENSES:
  Costs of revenues ............     105,000      167,000      289,000      333,000
  Selling, general and
    administrative expenses ....     433,000      493,000    1,019,000    1,037,000
  Research and development .....      29,000       73,000       38,000      143,000
                                 -----------  -----------   ----------   ----------
    Total costs and expenses ...     567,000      733,000    1,346,000    1,513,000
                                 -----------  -----------   ----------   ----------

Operating loss .................    (403,000)    (473,000)    (923,000)  (1,028,000)
                                 -----------  -----------   ----------   ----------

Nonoperating income (expense):
  Investment income ............       8,000        6,000       22,000       39,000
                                 -----------  -----------   ----------   ----------


Net loss ....................... $  (395,000) $  (467,000)  $ (901,000) $  (989,000)
                                 ===========  ===========   ==========   ==========

Net loss per common share ......      $(0.02)      $(0.04)      $(0.06)      $(0.08)
                                 ===========  ===========   ==========   ==========
Weighted average
  common shares outstanding ....  14,028,300   11,969,682   14,028,300   11,969,682
                                 ===========  ===========   ==========   ==========













              See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED MARCH 31, 1997



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
           --


Net loss for
the six
months ended
Mar 31, 1997....          --            --           --             --       (901,000)          --
(901,000)

Currency
translation
adjustments ....          --            --           --             --             --       (8,000)
(8,000)
                  ----------  ------------  -----------  -------------  -------------  -----------   ------------

Balances at
March 31,
1997 ...........  14,028,300  $ 25,036,000         -0-   $        -0-   $ (23,929,000) $
48,000   $  1,155,000
                  ==========  ============  ===========  =============
=============  ===========   ============












       See accompanying notes to consolidated financial statements.

                           INVITRO INTERNATIONAL
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months ended
                                                             March 31,
                                                   ---------------------------
                                                         1997           1996
                                                   ------------   ------------
 OPERATING ACTIVITIES:
 Net loss .......................................  $   (901,000)  $   (989,000)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization ..............        52,000         77,000
     Changes in operating assets and liabilities:
       Accounts receivable ......................       (11,000)         2,000
       Inventories ..............................      (137,000)        22,000
       Prepaid expenses and other assets ........        20,000         20,000
       Accounts payable and accrued expenses ....       (67,000)       (46,000)
                                                   ------------   ------------
 Net Cash Provided By (Used In)
   Operating Activities .........................    (1,044,000)      (914,000)
                                                   ------------   ------------
 INVESTING ACTIVITIES:
 Proceeds from sale of equipment ................           --          40,000
 Proceeds from marketable securities ............           --         991,000
 Capital expenditures ...........................        (2,000)       (26,000)
 Additions to capitalized patent costs ..........        (2,000)       (13,000)
                                                   ------------   ------------
 Net Cash Provided By (Used In)
   Investing Activities .........................        (4,000)       992,000
                                                   ------------   ------------
 FINANCING ACTIVITIES:
 Net cash provided by sale of common stock ......       225,000            --
                                                   ------------   ------------

 Effect of exchange rate changes on cash ........        (3,000)        (4,000)
                                                   ------------   ------------
 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .........................      (826,000)        74,000
 Cash and cash equivalents at beginning of year .     1,209,000      1,165,000
                                                   ------------   ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $    383,000   $
1,239,000
                                                   ============   ============
 Supplemental disclosures
 of cash flow information:
   Cash paid during the period for:
       Income taxes .............................  $        --    $      1,000
                                                   ============   ============




              See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
                  NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              MARCH 31, 1997


 NOTE 1  --   INTERIM FINANCIAL INFORMATION.

 The accompanying unaudited financial statements of InVitro International, a California corporation (the "Company") at March 31, 1997 and for the six months and three month periods ended March 31, 1997 and 1996 have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission and, in the opinion of the Company's management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules. Reference is made to Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 for a summary of significant accounting policies utilized by the Company. It is suggested that the financial statements at March 31, 1997 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

 Results of operations for the six months and three months ended March 31, 1997 and 1996 may not necessarily be indicative of results for the full fiscal year.


 NOTE 2  --   CASH EQUIVALENTS.   For financial reporting purposes, cash
 equivalents consist of money market fund accounts and all other highly liquid investments with a maturity of three months or less when purchased. At March 31, 1997, the Company had approximately $343,000 on deposit in a money-market mutual fund.


 NOTE 3 --  INVENTORIES.   Inventories consist of the following at March 31,
 1997 and September 30, 1996:

                                                 March 31,    September 30,
                                                   1997             1996
                                              ------------     ------------
       Raw materials and work-in-process ..   $     57,000     $     59,000
       Finished goods .....................        445,000          307,000
                                              ------------     ------------
                                              $    503,000     $    366,000
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

 NOTE 4  --   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.
Furniture,
 equipment and leasehold improvements consist of the following at March 31, 1997 and September 30, 1996:

                                                 March 31,    September 30,
                                                   1997             1996
                                              ------------     ------------
       Furniture and equipment ............   $    837,000     $    840,000
       Leasehold improvements .............        206,000          206,000
                                              ------------     ------------
                                                 1,043,000        1,046,000
       Less accumulated depreciation ......       (861,000)        (825,000)
                                              ------------     ------------
                                              $    182,000     $    221,000
                                              ============     ============


 NOTE 5  --   EARNINGS PER SHARE.   Earnings per share were computed by
 dividing net loss for the period by the weighted average number of shares of common stock and dilutive common stock equivalents. All common stock equivalents (stock options and warrants) have been excluded from earnings per share for the periods ended March 31, 1997 and 1996, as the effect of these common stock equivalents is antidilutive.


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

 A restructuring reserve was established when the Company liquidated its European subsidiary. Management has elected to retain this accrual until all matters related to the liquidation have been settled.

 NOTE 7 --   PROPOSAL TO MERGE WITH ANOTHER BUSINESS.

       Due to the Company's limited revenues and declining cash resources, resulting from a reduced customer base for its proprietary in vitro safety testing products and the lack of endorsement of the Company's products by governmental agencies, the Company's board of directors has authorized management to explore and negotiate a merger of the Company with another business enterprise. This strategy is intended to provide for survival of the Company and realization of shareholder value by a business combination with another entity offering the potential of adding revenues. Any such transaction will be subject to approval of the Company's board of directors and is also anticipated to require approval by a majority of the Company's shareholders. A transaction of this nature anticipates the acquisition of additional assets or business operations in exchange for a controlling interest in the Company via the issuance of additional equity securities. Any such transaction is expected to involve substantial dilution to the equity interests of the Company's shareholders.

       On May 13, 1997, the Company entered into a letter of intent to merge with Miragen Inc. in a transaction expected to provide current Company shareholders with approximately 20% of the surviving corporation's common stock, subject to possible adjustments based on business developments prior to execution of a definitive agreement. The proposed merger with Miragen Inc. followed termination, by mutual agreement, of negotiations relating to a previously announced Company proposal to merge with Shenyang International Inc. The proposed merger with Miragen Inc. is subject, among other conditions, to completion of due diligence investigations, approval by the board of directors for each of the parties, preparation and execution of a definitive merger agreement, filing appropriate materials with the Securities and Exchange Commission and approval by the majority vote of InVitro shareholders. Miragen Inc., based in Irvine, California, develops, manufactures and sells proprietary biological identification and testing products used in hospital and medical laboratories and for animal identification and forensic applications. InVitro currently acts as a distributor for Guardian DNA child identification and safety products supplied by Miragen under a prior agreement executed in 1996. Founded in 1993, Miragen's revenues for its fiscal year ended March 31, 1997 were approximately $68,000 excluding Miragen sales of Guardian DNA products to InVitro. Two of the Company's officers, directors and shareholders, Messrs. Irwin J. Gruverman and William M. Curtis, are also founders, officers, directors and shareholders of Miragen Inc. Messrs. Gruverman and Curtis both abstained from participating in negotiations relating to the Company's letter of intent with Miragen Inc. and will abstain from voting on the proposed merger as members of the Company's Board of Directors.

                          INVITRO INTERNATIONAL
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

 RESULTS OF OPERATIONS:

       REVENUES:   For the six months ended March 31, 1997 (the "1997
 Period") revenues were $423,000, an decrease of 13% from revenues of $485,000 in the six months ended March 31, 1996 (the "1996 Period"). The decrease was due to an overall decline in sales of the Company's safety testing products during the second quarter ended March 31, 1997. Revenues for the quarter ended March 31, 1997 were $164,000, a decline of $96,000 compared to revenues of $260,000 for the comparable quarter ended March 31, 1996 in the prior fiscal year. To date, the marketing of Guardian DNA child safety and identification products through distribution of sales materials in hospital gift packs to new mothers have not generated sales of consequence.

       The Company's management believes that sales of its IRRITECTION Assay System and CORROSITEX test kits to determine Packing Group classification of corrosive substances will either remain relatively stable or continue to decline. Various efforts to obtain governmental agency endorsement for use of the Company's products have proven unsuccessful, as exemplified by the U.S. Department of Transportation ("DOT") recent endorsement of animal testing methods for use by its regional operations, notwithstanding a DOT regulatory exemption permitting use of CORROSITEX for packing group classification and the fact that CORROSITEX offers significantly lower costs and faster results than are available by animal testing methods. Other marketing strategies employed by the Company have failed to increase commercial interest in the Company's safety testing products.

       To take advantage of its internal sales force and distribution capabilities, the Company entered into an exclusive distributorship agreement in March 1996 to market the Guardian-DNA child identification system to and through hospitals, birthing and other institutional obstetric markets. During October 1996, the Company entered into an agreement providing for the distribution of Guardian DNA literature and discount coupons in hospital gift packs to approximately 300,000 new mothers per month commencing in January 1997. The response to this program has been minimal, and the Company intends to discontinue this program. The Company will reduce its staff during May 1997 to lower operating costs, and sales and marketing activities will be focused almost exclusively on efforts to sell and distribute Guardian DNA directly to one or more affiliated hospital chains. Although preliminary indications for obtaining orders from two hospital chains appear promising, there can be no assurance that these efforts will be successful.

       COSTS OF GOODS SOLD:    Cost of revenues for the 1997 Period were
 $289,000, or approximately 68.3% of sales, compared to $333,000, or 68.7% of sales, for the 1996 Period, resulting in gross profit margins of 31.7% for the 1997 Period compared to 31.3% in the 1996 Period. Due to fixed manufacturing costs, a portion of which are unabsorbed due to low revenues, gross margins for the Company's proprietary in vitro products and services are expected to remain at or near present levels until sales growth necessary to absorb a higher percentage of fixed costs is attained, as to which there can be no assurance. Gross margins in future periods are expected to show improvement only if the Company's introduction of Guardian DNA products at a favorable price per unit proves successful, since the Company's cost of revenues for Guardian DNA is limited to the purchase of finished kits from a supplier and a limited amount of warehouse space to store Guardian DNA inventories.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
 administrative expenses were $1,019,000 in the 1997 Period, an decrease of approximately $18,000 compared to $1,037,000 in selling, general and administrative expenses for the 1996 Period. Reductions in staff and facilities expense during the 1997 Period were largely offset by increased marketing expenses associated with the introduction of Guardian DNA products. Due to further reductions in staff and abandonment of the hospital gift pack marketing program, management expects that selling, general and administrative expense will be reduced in future periods.

       RESEARCH AND DEVELOPMENT.    Research and development expenses for
 the 1997 Period were $38,000, a $105,000 decrease from $143,000 in research and development expenses in the 1996 Period. To conserve capital resources, the Company previously elected to outsource as much of its research and development requirements for the near term as is possible. Consistent with this policy, the decline in research and development expenses is primarily attributable to reductions in personnel and decreased expenditures for research materials and supplies.

       OTHER INCOME.    Interest income was $22,000 in the 1997 Period, a
 decline of $17,000 compared to the 1996 Period. The decrease in interest income was attributable to a reduction in average cash balances compared to the 1996 Period.

       NET LOSS.    The Company's net loss of $901,000 during the 1997
 Period declined by approximately $88,000, a 9% decrease compared to the $989,000 net loss for the 1996 Period. The Company's management anticipates the Company will continue to incur losses, but at a lower rate based on cost reductions noted above, due to the Company's declining revenues and fixed expenses for manufacturing overhead and selling, general and administrative expenses. Losses are expected to continue until such time as sales increase to a level necessary to absorb fixed costs. No assurances can be given as to whether or when sales increases may be achieved.

       The Company's operating management currently believes that a profitable level of operations cannot be attained unless the Company acquires or is merged with another business that can generate additional
 revenues.   See Note 7 of the Notes to Consolidated Financial Statements
 included earlier in this Report. There can be no assurance of future growth in revenues, or that the Company will achieve revenue increases in an amount necessary to attain profitable operations or that the Company will successfully complete a merger with another business entity.

 LIQUIDITY AND CAPITAL RESOURCES:

       At March 31, 1997, the Company's cash resources totalled $383,000 and its working capital was $829,000. Included in the Company's working capital are $503,000 in inventories, much of which represents Guardian DNA products that are dependent upon the successful introduction of this product line for the Company to realize the value of these inventories. During the six months ended March 31, 1997, the Company's cash and cash equivalents securities decreased by $826,000, due primarily to cash outflows used by operating activities of $1,044,000, partially offset by the collection of $225,000 in net proceeds from the sale of common stock.

       The Company's principal capital requirements include working capital to finance sales and marketing activities and general and administrative expenses. The Company has no significant pending commitments for capital expenditures or new product development, and capital equipment additions are not expected to be material in amount for the foreseeable future. During the six months ended March 31, 1997, the Company's inventories increased by $137,000 primarily as the result of increases in quantities of Guardian DNA to support the market launch of that product line.

       Based on currently planned activities, management believes that its cash resources at March 31, 1997 are sufficient to fund the Company's operations at least through September 30, 1997.

                      PART II -- OTHER INFORMATION

 ITEM 5.   OTHER INFORMATION.

 ABANDONMENT OF PROPOSED MERGER WITH SHENYANG INTERNATIONAL

       On March 3, 1997, the Company announced it had signed a letter of intent to merge with Shenyang International Inc. in a transaction where the Company's shareholders would retain 20% of the combined entity's common
 stock.   Due to delays on the part of Shenyang International, that merger proposal was not presented to the Company's board of directors for consideration and the proposed merger with Shenyang International has been abandoned by mutual consent of the parties.


 PROPOSAL TO MERGE WITH MIRAGEN INC.

       Due to the Company's limited revenues and declining cash resources, resulting from a reduced customer base for its proprietary in vitro safety testing products and the lack of endorsement of the Company's products by governmental agencies, the Company's board of directors has authorized management to explore and negotiate a merger of the Company with another business enterprise. This strategy is intended to provide for survival of the Company and realization of shareholder value by a business combination with another entity offering the potential of adding revenues. Any such transaction will be subject to approval of the Company's board of directors and is also anticipated to require approval by a majority of the Company's shareholders. A transaction of this nature anticipates the acquisition of additional assets or business operations in exchange for a controlling interest in the Company via the issuance of additional equity securities. Any such transaction is expected to involve substantial dilution to the equity interests of the Company's shareholders.

       On May 13, 1997, the Company entered into a letter of intent to merge with Miragen Inc. in a transaction expected to provide current Company shareholders with approximately 20% of the surviving corporation's common stock, subject to possible adjustments based on business developments prior to execution of a definitive agreement. The proposed merger with Miragen Inc. is subject, among other conditions, to completion of due diligence investigations, approval by the board of directors for each of the parties, preparation and execution of a definitive merger agreement, filing appropriate materials with the Securities and Exchange Commission and approval by the majority vote of InVitro shareholders.

       Miragen Inc., based in Irvine, California, develops, manufactures and sells proprietary biological identification and testing products used in hospital and medical laboratories and for animal identification and forensic applications. InVitro currently acts as a distributor for Guardian DNA child identification and safety products supplied by Miragen under a prior agreement executed in 1996. Founded in 1993, Miragen's revenues for its fiscal year ended March 31, 1997 were approximately $68,000 excluding Miragen's sales of Guardian DNA products to InVitro.

       Two of the Company's officers, directors and shareholders, Messrs. Irwin J. Gruverman and William M. Curtis, are also founders, officers, directors and shareholders of Miragen Inc. Messrs. Gruverman and Curtis both abstained from participating in negotiations relating to the Company's letter of intent with Miragen Inc. and will abstain from voting on the proposed merger as members of the Company's Board of Directors.


 LOSS OF NASDAQ SMALL-CAP MARKET LISTING

       The Company was recently advised that its common stock will be delisted from The Nasdaq SmallCap Market at the close of business on May 14, 1997 for failure to satisfy minimum standards for continued listing. The Company expects that its common stock will remain actively traded in the over-the-counter market and quoted under the symbol "INVI" on the NASD Electronic Bulletin Board.

      A consequence of delisting from The Nasdaq SmallCap Market is that the Company's common stock may be deemed subject to rules of the Securities and Exchange Commission applicable to "penny stocks". The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for "penny stocks", as defined. A "penny stock" is generally defined as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three (3) years; (ii) net tangible assets of at least $5,000,000 if such issuer has been in continuous operation for less than three (3) years; or (iii) average annual revenue of at least $6,000,000 if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction through a broker-dealer involving a penny stock, of a disclosure schedule explaining the penny stock market and associated risks.

      In addition, so long as the Company's securities are not quoted on Nasdaq or the Company does not have $2,000,000 in net tangible assets, trading in the Common Stock would be covered by Rule 15c2-6 promulgated under the Securities Exchange Act of 1934 for non-Nasdaq and non-exchange listed securities. Under that rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive each purchaser's written agreement to a transaction prior to sale. Securities also are exempt from this rule if the market price is at least $5.00 per share.


 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)   EXHIBITS.


 Exhibit
   No.       Description
 ------      ------------
   10.1      Letter of Intent dated May 7, 1997 accepted on May 13, 1997 between the Registrant and Miragen Inc. relating to proposed merger.

   10.2 Press release issued by the Registrant on May 15, 1997 relating to the letter of intent for a proposed merger with Miragen Inc.

   27        Financial Data Schedule at March 31, 1997.



 (b)   REPORTS ON FORM 8-K.   No reports on Form 8-K were filed during the
 quarter ended March 31, 1997.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date:  May 15, 1997

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