Form 10QSB
period 1997-06-30
INVITRO INTERNATIONAL /
filed 1997-08-15
CIK 872610

 =========================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB


 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Quarterly Period Ended:     JUNE 30, 1997
                                           --------------

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

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, without
 par value, outstanding as of August 14, 1997:   14,028,300 shares.

 Transitional Small Business Disclosure Format (check one):
 YES [ ]   NO [X]


 =========================================================================

                          INVITRO INTERNATIONAL
                                   INDEX

                                                                       Page
                                                                      Number
                                                                      ------
 Part I    FINANCIAL INFORMATION:

 Item 1.   Financial Statements:

           Consolidated Balance Sheets at June 30, 1997
              and September 30, 1996 .................................    1

           Consolidated Statements of Operations for the Nine Months
              and Three Months ended June 30, 1997 and 1996 ..........    2

           Consolidated Statement of Changes in Shareholders' Equity
              for the Nine Months ended June 30, 1997 ................    3

           Consolidated Statements of Cash Flows for the Nine Months
              ended June 30, 1997 and 1996 ...........................    4

           Notes to Unaudited Consolidated Financial Statements
              at June 30, 1997 .......................................    5

 Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

           Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..........    8

 PART II   OTHER INFORMATION:

           Item 6.  Exhibits and Reports on Form 8-K .................   11

 SIGNATURES ..........................................................   11


             SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements in this Report under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or performance of the Company to be materially different from future results or performance expressed or implied by such forward-looking statements. Such risk factors include, among others: the limited cash resources available to the Company, uncertainty as to the Company's ability to implement its plan to merge with another business entity, market acceptance of new products, and economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices, as well as other factors described in this Report and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

                     PART I.  FINANCIAL INFORMATION

                           INVITRO INTERNATIONAL
                        CONSOLIDATED BALANCE SHEETS

                                                      June 30,    September 30,
                                                        1997           1996
                                                   ------------   ------------
         ASSETS:

 Current assets:
   Cash and cash equivalents ....................  $    169,000   $  1,209,000
   Accounts receivable - net of allowance for
     doubtful accounts of $10,000 at
     June 30, 1997 and September 30, 1996 .......       175,000        146,000
   Stock subscription receivable ................           --         250,000
   Inventories ..................................       486,000        366,000
   Prepaid expenses .............................        27,000         57,000
                                                   ------------   ------------
       Total current assets .....................       857,000      2,028,000

 Furniture, equipment and leasehold
   improvements, net ...........................        161,000        221,000

 Deposits and other assets .....................        133,000        166,000
                                                   ------------   ------------

 Total Assets ..................................   $  1,151,000   $  2,415,000
                                                   ============   ============

         LIABILITIES AND SHAREHOLDERS' EQUITY:

 Current liabilities:
   Accounts payable ............................   $     67,000   $    174,000
   Accrued payroll and employee benefits .......         66,000         82,000
   Accrued restructuring costs .................         51,000         51,000
   Accrued private placement costs .............            --          25,000
   Other accrued liabilities ...................          9,000         19,000
                                                   ------------   ------------
       Total current liabilities ...............        193,000        351,000
                                                   ------------   ------------
 Commitments and Contingencies

 Shareholders' Equity:
   Preferred stock, no par value;
     1,000,000 shares authorized;
     no shares issued or outstanding ...........            --             --
   Common stock, no par value;
     40,000,000 shares authorized;
     Issued and outstanding, 14,028,300 shares
       at June 30, 1997 and 13,228,365 shares
       at Sept 30, 1996 ........................     25,036,000     24,811,000
     Subscribed but not paid for and not issued,
       799,935 shares at Sept 30, 1996 .........            --         225,000
   Accumulated deficit .........................    (24,127,000)   (23,028,000)
   Currency translation adjustment .............         49,000         56,000
                                                   ------------   ------------
       Total shareholders' equity ..............        958,000      2,064,000
                                                   ------------   ------------

 Total Liabilities and Shareholders' Equity ....   $  1,151,000   $  2,415,000
                                                   ============   ============

              See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months ended          Nine Months ended
                                        June 30,                    June 30,
                                ------------------------   ------------------------
                                     1997         1996          1997         1996
                                -----------  -----------   -----------  -----------

REVENUES ...................... $   181,000  $   327,000   $   604,000   $  812,000
                                -----------  -----------   -----------  -----------

COSTS AND EXPENSES:
  Costs of revenues ...........     102,000      178,000       391,000      511,000
  Selling, general and
    administrative expenses ...     277,000      478,000     1,296,000    1,515,000
  Research and development ....       3,000       28,000        41,000      171,000
                                -----------  -----------   -----------  -----------

    Total costs and expenses ..     382,000      684,000     1,728,000    2,197,000
                                -----------  -----------   -----------  -----------

Operating loss ................    (201,000)    (357,000)   (1,124,000)  (1,385,000)
                                -----------  -----------   -----------  -----------

Nonoperating income (expense):
  Investment income ...........       3,000       16,000        25,000       55,000
                                -----------  -----------   -----------  -----------


Net loss ...................... $  (198,000) $  (341,000)  $(1,099,000) $(1,330,000)
                                ===========  ===========   ===========  ===========


Net loss per common share .....      $(0.02)      $(0.03)       $(0.08)      $(0.11)
                                ===========  ===========   ===========  ===========

Weighted average
  common shares outstanding ...  14,028,300   12,372,922    14,028,300   12,103,605
                                ===========  ===========   ===========  ===========













              See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED JUNE 30, 1997



                        Common Stock        Common Stock Subscriptions                  Currency         Total
                  ------------------------  --------------------------   Accumulated   translation   Shareholders'
                     Shares      Amount        Shares        Amount         deficit    adjustments      Equity
                  ----------  ------------  -----------  -------------  -------------  -----------   ------------

Balances at
September 30,
1996 ...........  13,228,365  $ 24,811,000      799,935  $     225,000  $ (23,028,000) $    56,000   $  2,064,000


Payment of
common stock
subscription....     799,935       225,000     (799,935)      (225,000)            --           --             --


Net loss for
the nine
months ended
June 30, 1997...          --            --           --             --     (1,099,000)          --     (1,099,000)

Currency
translation
adjustments ....          --            --           --             --             --       (7,000)        (7,000)
                  ----------  ------------  -----------  -------------  -------------  -----------   ------------

Balances at
June 30, 1997 ..  14,028,300  $ 25,036,000         -0-   $        -0-   $ (24,127,000) $    49,000   $    958,000
                  ==========  ============  ===========  =============  =============  ===========   ============












       See accompanying notes to consolidated financial statements.

                           INVITRO INTERNATIONAL
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months ended
                                                             June 30,
                                                   ---------------------------
                                                         1997           1996
                                                   ------------   ------------

 OPERATING ACTIVITIES:
 Net loss .......................................  $ (1,099,000)  $ (1,330,000)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization ..............        84,000         77,000
     Changes in operating assets and liabilities:
       Accounts receivable ......................       (29,000)         2,000
       Inventories ..............................      (120,000)        22,000
       Prepaid expenses and other assets ........        42,000         20,000
       Accounts payable and accrued expenses ....      (133,000)       (46,000)
                                                   ------------   ------------
 Net Cash Provided By (Used In)
   Operating Activities .........................    (1,255,000)    (1,255,000)
                                                   ------------   ------------

 INVESTING ACTIVITIES:
 Proceeds from sale of equipment ................           --          40,000
 Proceeds from marketable securities ............           --         991,000
 Capital expenditures ...........................        (2,000)       (26,000)
 Additions to capitalized patent costs ..........        (2,000)       (13,000)
                                                   ------------   ------------
 Net Cash Provided By (Used In)
   Investing Activities .........................        (4,000)       992,000
                                                   ------------   ------------

 FINANCING ACTIVITIES:
 Net cash provided by sale of common stock ......       225,000            --
                                                   ------------   ------------

 Effect of exchange rate changes on cash ........        (6,000)        (4,000)
                                                   ------------   ------------

 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS .........................    (1,040,000)      (267,000
 Cash and cash equivalents at beginning of year .     1,209,000      1,165,000
                                                   ------------   ------------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $    169,000   $    898,000
                                                   ============   ============
 Supplemental disclosures
 of cash flow information:
   Cash paid during the period for:
       Income taxes .............................  $        --    $      1,000
                                                   ============   ============


              See accompanying notes to financial statements.

                           INVITRO INTERNATIONAL
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997


 NOTE 1  --   INTERIM FINANCIAL INFORMATION.

 The accompanying unaudited financial statements of InVitro International, a California corporation (the "Company") at June 30, 1997 and for the nine months and three month periods ended June 30, 1997 and 1996 have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission and, in the opinion of the Company's management, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods covered by such statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Commission's rules. Reference is made to Note 1 of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996 for a summary of significant accounting policies utilized by the Company. It is suggested that the financial statements at June 30, 1997 be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

 Results of operations for the nine months and three months ended June 30, 1997 and 1996 may not necessarily be indicative of results for the full fiscal year.


 NOTE 2  --   CASH EQUIVALENTS.   For financial reporting purposes, cash
 equivalents consist of money market fund accounts and all other highly liquid investments with a maturity of three months or less when purchased. At June 30, 1997, the Company had approximately $138,000 on deposit in a money-market mutual fund.


 NOTE 3 --  INVENTORIES.   Inventories consist of the following at June 30,
 1997 and September 30, 1996:

                                                  June 30,    September 30,
                                                   1997             1996
                                              ------------     ------------
       Raw materials and work-in-process ..   $     60,000     $     59,000
       Finished goods .....................        426,000          307,000
                                              ------------     ------------
                                              $    486,000     $    366,000
                                              ============     ============

 Inventories are stated at the lower of cost (first-in, first-out method) or market. Management has recorded reserves that they believe are appropriate for obsolete inventory. However, the Company has purchased inventories of Guardian DNA in anticipation of future sales, and adjustments to the inventory reserve would be required if such sales are not generated. As of June 30, 1997, inventories of Guardian DNA represented $354,000 of the Company's total inventories of $486,000.

 NOTE 4  --   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.   Furniture,
 equipment and leasehold improvements consist of the following at June 30, 1997 and September 30, 1996:

                                                 June 30,     September 30,
                                                   1997             1996
                                              ------------     ------------
       Furniture and equipment ............   $    834,000     $    840,000
       Leasehold improvements .............        206,000          206,000
                                              ------------     ------------
                                                 1,040,000        1,046,000
       Less accumulated depreciation ......       (879,000)        (825,000)
                                              ------------     ------------
                                              $    161,000     $    221,000
                                              ============     ============


 NOTE 5  --   EARNINGS PER SHARE.   Earnings per share were computed by
 dividing net loss for the period by the weighted average number of shares of common stock and dilutive common stock equivalents. All common stock equivalents (stock options and warrants) have been excluded from earnings per share for the periods ended June 30, 1997 and 1996, as the effect of these common stock equivalents is antidilutive.


 NOTE 6  --   COMMITMENTS AND CONTINGENCIES.

 The Company leases its facility in Irvine, California for $6,400 per month under a two year lease which expires on February 28, 1998. Effective August 31, 1997, approximately half of this facility has been subleased to a third party for a rental of $3,200 per month.

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

 NOTE 7 --   PROPOSAL TO MERGE WITH ANOTHER BUSINESS.

       Due to the Company's limited revenues and declining cash resources, resulting from a reduced customer base for its proprietary in vitro safety testing products and the lack of endorsement of the Company's products by governmental enforcement agencies, the Company's board of directors has authorized management to explore and negotiate a merger of the Company with another business enterprise. This strategy is intended to provide for survival of the Company and realization of shareholder value by a business combination with another entity offering the potential of adding revenues. Any such transaction will be subject to approval of the Company's board of directors and is also anticipated to require approval by a majority of the Company's shareholders. A transaction of this nature anticipates the acquisition of additional assets or a merger with another business operation in exchange for a controlling interest in the Company via the issuance of additional equity securities. Any such transaction is expected to involve substantial dilution to the equity interests of the Company's shareholders.

       During the first five months of 1997, the Company announced it had entered into letters of intent to pursue merger negotiations with two other business entities. Negotiations as to the first proposed merger were terminated by mutual agreement and activities relating to a proposed merger with Miragen Inc. have been suspended unless Miragen obtains additional financing, as to which there can be no assurance.

       The Company's management is currently negotiating a proposed merger proposal with another business engaged primarily in the development and sale of natural gas resources, but a definitive merger proposal has not been executed. Although management plans to pursue merger negotiations with any suitable prospective candidate, there can be no assurance that an agreement with a merger prospect will be successfully concluded.


 NOTE 8 --   INADEQUATE CAPITAL RESOURCES AND GOING CONCERN QUALIFICATIONS.

       The Company's management anticipates that existing cash resources of InVitro are adequate to sustain its current business operations only through the end of September 1997, and that increases in internal sales revenues and/or additional capital investment from a prospective merger candidate, neither of which can be predicted at present, will be required for InVitro to have sufficient resources to sustain its operations thereafter. The Company's management has determined that InVitro will be forced to cease active business operations, other than ongoing efforts to market Guardian DNA products held in inventory, should the Company fail to enter into a letter of intent or other agreement to merge with another business enterprise by approximately the end of August 1997. Depending upon the results of negotiations, the Company may be required to curtail efforts to market and support the Company's operations even if a proposed merger is negotiated.

       The ability of the Company to continue as a going concern in the absence of a merger with another business is dependent upon the Company achieving positive cash flows from operations, which does not appear probable within the near term; alternatively, the ability of the Company to continue as a going concern is dependent upon merging with another business enterprise with sufficient financial resources to absorb the Company's ongoing operating expenses, as to which there can be no assurance. The accompanying financial statements do not reflect any adjustments to the carrying value or classifications of assets or liabilities which might become necessary if the Company is unable to continue as a going concern.

                          INVITRO INTERNATIONAL
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

 RESULTS OF OPERATIONS:

       REVENUES:   For the nine months ended June 30, 1997 (the "1997
 Period") revenues were $604,000, an decrease of 26% from revenues of $812,000 in the nine months ended June 30, 1996 (the "1996 Period"). The decrease was due to an overall decline in sales of the Company's safety testing products during the second and third quarters of the 1997 Period. Revenues for the quarter ended June 30, 1997 were $181,000, a 45% decline from $327,000 in revenues for the comparable quarter in the prior year ended June 30, 1996. To date, the marketing of Guardian DNA child safety and identification products has not generated significant sales.

       The Company's management believes that sales of its IRRITECTION Assay System and CORROSITEX test kits to determine Packing Group classification of corrosive substances will either remain relatively stable or may continue to decline. Various efforts to obtain governmental enforcement agency endorsement for use of the Company's products have proven unsuccessful, as exemplified by the U.S. Department of Transportation ("DOT") endorsement of animal testing methods for use by its regional operations, notwithstanding a DOT regulatory exemption permitting use of CORROSITEX for packing group classification and the fact that CORROSITEX offers significantly lower costs and faster results than are available by animal testing methods. Other marketing strategies employed by the Company have failed to increase commercial interest in the Company's safety testing products. However, on June 13, 1997, the United States Environmental Protection Agency issued its final approval for CORROSITEX to be listed in the Federal Register as an approved test for characterizing dermal corrosivity for solid waste.

       To take advantage of its internal sales force and distribution capabilities, the Company entered into an exclusive distributorship agreement in March 1996 to market the Guardian-DNA child identification system developed by Miragen Inc. to and through hospitals, birthing and other institutional obstetric markets. During October 1996, the Company entered into an agreement providing for the distribution of Guardian DNA literature and discount coupons in hospital gift packs to approximately 300,000 new mothers per month commencing in January 1997. Due to the nominal response to this program, the Company discontinued participation in the gift packs program in June 1997. The Company reduced its staff during May 1997 to lower operating costs, and sales and marketing activities since that time have been focused almost exclusively on efforts to sell and distribute Guardian DNA directly to one or more affiliated hospital chains. Although preliminary indications for obtaining orders from a hospital chain appear promising, there can be no assurance that these efforts will be successful.

       COSTS OF GOODS SOLD:    Cost of revenues for the 1997 Period were
 $391,000, or approximately 64.7% of sales, compared to $511,000 (62.9% of sales) for the 1996 Period, resulting in a gross profit of $213,000 for the 1997 Period compared to $301,000 in the 1996 Period. Due to fixed manufacturing costs, a portion of which are unabsorbed due to low revenues, gross margins for the Company's proprietary in vitro products and services are expected to remain at or near present levels until sales growth necessary to absorb a higher percentage of fixed costs is attained, as to which there can be no assurance. Gross margins in future periods are expected to show improvement only if the Company's introduction of Guardian DNA products at a favorable price per unit proves successful, since the Company's cost of revenues for Guardian DNA is limited to the purchase of finished kits from a supplier and a limited amount of warehouse space to store Guardian DNA inventories.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
 administrative expenses were $1,296,000 in the 1997 Period, a decrease of approximately $219,000 compared to $1,515,000 in selling, general and administrative expenses for the 1996 Period. Reductions in staff and facilities expense during the 1997 Period were offset in part by increased marketing expenses associated with the introduction of Guardian DNA products. Due to further reductions in staff during May 1997 and abandonment of the hospital gift pack marketing program, management expects that selling, general and administrative expense will be reduced in future periods.

       RESEARCH AND DEVELOPMENT.    Research and development expenses for
 the 1997 Period were $41,000, a $130,000 decrease from $171,000 in research and development expenses in the 1996 Period. To conserve capital resources, the Company previously elected to outsource as much of its research and development requirements for the near term as is possible. Consistent with this policy, the decline in research and development expenses is primarily attributable to reductions in personnel and decreased expenditures for research materials and supplies.

       OTHER INCOME.    Interest income was $25,000 in the 1997 Period, a
 decline of $30,000 compared to the 1996 Period. The decrease in interest income was attributable to a reduction in average cash balances compared to the 1996 Period.

       NET LOSS.    The Company's net loss of $1,099,000 during the 1997
 Period declined by approximately $231,000, a 17% decrease compared to the $1,330,000 net loss for the 1996 Period. The Company's management anticipates the Company will continue to incur losses due to the Company's declining revenues and fixed expenses for manufacturing overhead and selling, general and administrative expenses. Losses are expected to continue until such time as sales increase to a level necessary to absorb fixed costs. No assurances can be given as to whether or when sales increases may be achieved.

       The Company's operating management currently believes that a profitable level of operations cannot be attained unless the Company acquires or is merged with another business that can generate additional revenues. There can be no assurance of future growth in revenues, or that the Company will achieve revenue increases in an amount necessary to attain profitable operations or that the Company will successfully complete a merger with another business entity. The Company therefore may be required to cease or curtail operations within the foreseeable future. See Notes 7 and 8 of the Notes to Consolidated Financial Statements included earlier in this Report.

 LIQUIDITY AND CAPITAL RESOURCES:

       At June 30, 1997, the Company's cash resources totalled $169,000 and its working capital was $664,000. Included in the Company's working capital are $486,000 in inventories, of which $354,000 in inventories represents Guardian DNA products that are dependent upon the successful introduction of this product line for the Company to realize the value of such inventories. During the nine months ended June 30, 1997, the Company's cash and cash equivalents securities decreased by $1,040,000, due primarily to cash outflows used by operating activities of $1,255,000, partially offset by the collection of $225,000 in net proceeds from the sale of common stock.

       The Company's principal capital requirements include working capital to finance sales and marketing activities and general and administrative expenses. The Company has no significant pending commitments for capital expenditures or new product development, and capital equipment additions are not expected to be material in amount for the foreseeable future. During the nine months ended June 30, 1997, the Company's inventories increased by $120,000 primarily as the result of increases in quantities of Guardian DNA to support the market launch of that product line.

       The Company's board of directors has authorized management to explore and negotiate a merger of the Company with another business enterprise. This strategy is intended to provide for survival of the Company and realization of shareholder value by a business combination with another entity offering the potential of adding revenues. Any such transaction will be subject to approval of the Company's board of directors and is also anticipated to require approval by a majority of the Company's shareholders. A transaction of this nature anticipates the acquisition of additional assets or a merger with another business operation in exchange for a controlling interest in the Company via the issuance of additional equity securities. Any such transaction is expected to involve substantial dilution to the equity interests of the Company's shareholders.

       During the first five months of 1997, the Company announced it had entered into letters of intent to pursue merger negotiations with two other business entities. Negotiations as to the first proposed merger were terminated by mutual agreement and activities relating to a proposed merger with Miragen Inc. have been suspended unless Miragen obtains additional financing, as to which there can be no assurance. The Company's management is currently negotiating a proposed merger proposal with another business engaged primarily in the development and sale of natural gas resources, but a definitive merger proposal has not been executed. Although management plans to pursue merger negotiations with any suitable prospective candidate, there can be no assurance that an agreement with a merger prospect will be successfully concluded.

       The Company's management anticipates that existing cash resources of InVitro are adequate to sustain its current business operations only through the end of September 1997, and that increases in internal sales revenues and/or additional capital investment from a prospective merger candidate, neither of which can be predicted at present, will be required for InVitro to have sufficient resources to sustain its operations thereafter. The Company's management has determined that InVitro will be forced to cease active business operations, other than ongoing efforts to market Guardian DNA products held in inventory, should the Company fail to enter into a letter of intent or other agreement to merge with another business enterprise by approximately the end of August 1997. Depending upon the results of negotiations, the Company may be required to curtail efforts to market and support the Company's operations even if a proposed merger is negotiated.

       The ability of the Company to continue as a going concern in the absence of a merger with another business is dependent upon the Company achieving positive cash flows from operations, which does not appear probable within the near term; alternatively, the ability of the Company to continue as a going concern is dependent upon merging with another business enterprise with sufficient financial resources to absorb the Company's ongoing operating expenses, as to which there can be no assurance. The accompanying financial statements do not reflect any adjustments to the carrying value or classifications of assets or liabilities which might become necessary if the Company is unable to continue as a going concern.

                       PART II -- OTHER INFORMATION

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)   EXHIBITS.


 Exhibit
   No.       Description
 ------      ------------

   27        Financial Data Schedule at June 30, 1997.


 (b)   REPORTS ON FORM 8-K.   No reports on Form 8-K were filed during the
 quarter ended June 30, 1997.




                                 SIGNATURES

      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date:  August 14, 1997

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